Form 10-Q
period 1995-03-31
GENERAL MAGNAPLATE CORP
filed 1995-05-12
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31,  1995
                                -------------------

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number  0-2977
                        ------

                        General Magnaplate Corporation
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

               New Jersey                                22-1641813
     -------------------------------                 ------------------
     (State or other jurisdiction of                    IRS Employer
     incorporation or organization)                  Identification No.

     1331 U.S. Route 1, Linden, New Jersey                     07036
     -------------------------------------                   ---------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (908) 862-6200
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995:

Common Stock, No Par Value                                   2,792,653
- - - - --------------------------                               ------------------
         (Class)                                         (Number of Shares)

                               INDEX OF DOCUMENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
            Accountants' Report
            Balance Sheet - End of Current Quarter
            Balance Sheet - End of Prior Fiscal Year
            Statement of Income
            Statement of Changes in Financial Position
            Notes to Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the registrant's Form 10-Q for the quarter ended 12/31/94 it was stated:

A. The California subsidiary was a party to a lawsuit filed by former owners of an adjacent property who alleged damages arising from soil contamination to their property by the Company and other parties. The lawsuit was settled on October 20, 1992 by settlement conference, in order not to incur any additional legal costs. The settlement, in the amount of $45,000, will be paid by registrant in installments: $25,000 payable January 6, 1993, and the remaining balance of $20,000 payable in three installments of $6,666 each to be paid on January 6, 1994, January 6, 1995 and January 6, 1996.

B. In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990.

   The Subsidiary has filed a counterclaim for environmental and other costs which resulted from the seller not resolving certain environmental issues warranted in the contract of purchase.

   Further, a shareholder of Dynasurf International, Inc. has also filed a claim for breach of oral contract of employment of $162,000 which the Company has denied in their related statement of defense.

   It is the opinion of management that the ultimate resolution of both claims will not have a materially adverse effect on the Company's financial statements.

ITEM 4 - Submission  of Matters to a Vote of Security  Holders - None

ITEM 5 - Other Information - Press Release - Enclosed

ITEM 6 - Exhibits and Reports on Form 8-K - None

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                            TELEPHONE (201) 379-5400     FAX (201) 379-3696


                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
    General Magnaplate Corporation:

        We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of March 31, 1995 and the related consolidated statement of stockholders' equity for the nine months ended March 31, 1995 and the related consolidated statements of income and cash flows for the nine months ended March 31, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of General Magnaplate Corporation.

        A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the March 31, 1995 and 1994 statements.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

        Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the nine months ended March 31, 1995 and 1994 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

        The balance sheet for the year ended June 30, 1994 was audited by us, and we expressed an unqualified opinion on it in our report dated August 12, 1994. We have not performed any auditing procedures on the balance sheet since August 12, 1994.


April 28, 1995

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,       June 30,
         ASSETS                                          1995            1994
         ------                                      -----------     -----------
Current assets:
  Cash and cash equivalents ....................     $   403,236     $ 1,332,266
  Marketable securities (Notes 1 and 2) ........       3,871,935       2,741,331
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $127,000 (June 30, 1994-$111,000) ..........       1,272,908       1,311,496
  Inventories (Note 1) .........................         274,973         275,250
  Prepaid expenses .............................         126,544         150,116
  Other current assets .........................          35,336         171,583
                                                     -----------     -----------
      Total current assets .....................     $ 5,984,932     $ 5,982,042

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 3) .................       5,552,913       5,773,515

Cash surrender value of officers' life
  insurance, net ...............................         487,052         511,818

Other assets (Note 4) ..........................         540,348         515,248
                                                     -----------     -----------

    Total assets ...............................     $12,565,245     $12,782,623
                                                     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,         June 30,
                                                          1995              1994
                                                      ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - ------------------------------------
Current liabilities:
 Current maturities of long-term debt
  (Note 6) ......................................     $    452,253      $    335,662
 Accounts payable ...............................          204,624           190,413
 Accrued liabilities (Note 8) ...................          526,044           522,315
 Corporate income taxes payable .................           51,824            26,398
                                                      ------------      ------------
         Total current liabilities ..............     $  1,234,745      $  1,074,788
                                                      ------------      ------------

Long-term liabilities:
 Long-term debt (Note 6) ........................     $          0      $    175,682
 Accrued deferred compensation (Note 9) .........          783,000           702,000
 Rent security deposit payable ..................            7,875                 0
                                                      ------------      ------------
         Total long-term liabilities ............     $    790,875      $    877,682
                                                      ------------      ------------
         Total liabilities ......................     $  2,025,620      $  1,952,470
                                                      ------------      ------------
Contingencies (Note 10)

Stockholders' equity:
 Common stock--no par value
  Authorized--5,000,000 shares
  Issued and outstanding--2,794,500 shares
  (June 30, 1994--2,956,194 shares) .............     $    223,180      $    223,180
 Retained earnings ..............................       10,446,274        10,727,996
 Foreign currency translation adjustment
  (Note 1) ......................................         (129,829)         (121,023)
                                                      ------------      ------------
         Total stockholders' equity .............     $ 10,539,625      $ 10,830,153
                                                      ------------      ------------
         Total liabilities and
              stockholders' equity ..............     $ 12,565,245      $ 12,782,623
                                                      ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1995

                                                                     Foreign
                                                                     Currency
                                         Common        Retained     Translation
                                         Stock         Earnings     Adjustment
                                       -----------    -----------   -----------
Balance,
     July 1, 1994 ..................   $   223,180    $10,727,996   $  (121,023)

Add--net income ....................                      751,251

Add--foreign currency
     translation adjustment ........                                     (8,806)

Less--purchase and retirement
     of 161,694 treasury shares ....                    (887,883)

Less--dividends paid ...............                    (145,090)
                                       -----------    -----------   -----------
Balance,
     March 31, 1995 ................   $   223,180    $10,446,274   $  (129,829)
                                       ===========    ===========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 Nine Months Ended                Three Months Ended
                                     March 31,                         March 31,
                                 1995          1994               1995            1994
                                 ----          ----               ----            ----
Gross revenue:
  Sales ...............     $ 7,105,351      $ 7,140,957     $ 2,471,900     $ 2,403,995
  Royalty income ......         136,226          152,335          56,226          41,586
  Investment and other
    income, net .......          (7,855)         121,025           5,923         (89,020)
                            -----------      -----------     -----------     -----------
                            $ 7,233,722      $ 7,414,317     $ 2,534,049     $ 2,356,561
                            -----------      -----------     -----------     -----------
Costs and expenses:
  Cost of sales .......     $ 2,920,997      $ 2,890,660     $   999,757     $   914,850
  Selling and
    administration ....       2,572,480        2,575,299         831,326         822,150
  Depreciation and
    amortization ......         461,549          462,281         154,207         154,942
  Interest ............          32,445           32,955          11,171           9,357
                            -----------      -----------     -----------     -----------
                            $ 5,987,471      $ 5,961,195     $ 1,996,461     $ 1,901,299
                            -----------      -----------     -----------     -----------
Income before corporate
  income taxes ........     $ 1,246,251      $ 1,453,122     $   537,588     $   455,262

Corporate income taxes
  (Notes 1 and 6) .....         495,000          538,500         224,000         173,600
                            -----------      -----------     -----------     -----------
Net income ............     $   751,251      $   914,622     $   313,588     $   281,662
                            ===========      ===========     ===========     ===========

Earnings per share
  (Note 1) ............     $       .26      $       .30     $       .11     $       .09
                            ===========      ===========     ===========     ===========

Weighted average shares
  outstanding .........       2,921,910        3,051,694       2,869,153       3,051,694
                            ===========      ===========     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                        1995            1994
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................     $   751,251      $   914,622
                                                   -----------      -----------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization ..........     $   461,549      $   462,281
      Deferred taxes .........................         (26,700)         (38,300)
      Accrued deferred compensation ..........          81,000           81,000
      Foreign currency translation
        adjustment ...........................          (8,806)         (64,932)
      Allowance for doubtful accounts ........          16,000           34,000
      Change in current assets
       and liabilities:
         Accounts receivable .................          22,588          (33,032)
         Inventories .........................             277            2,351
         Other current assets ................         159,819           65,824
         Accounts payable and accrued
           liabilities .......................          17,940          (74,592)
         Corporate income taxes payable ......          25,426         (140,121)
         Rent security deposit ...............           7,875          (23,250)
                                                   -----------      -----------
         Total adjustments ...................     $   756,968      $   271,229
                                                   -----------      -----------
    Net cash provided by
      operating activities ...................     $ 1,508,219      $ 1,185,851
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ..........     $(1,130,604)     $  (849,586)
  Additions to property,
    plant, and equipment .....................        (237,104)        (110,650)
  Additions to patent costs
    and other assets .........................          (2,243)          (3,106)
  Cash surrender value--life insurance .......          24,766          (61,000)
                                                   -----------      -----------
    Net cash used in
     investing activities ....................     $(1,345,185)     $(1,024,342)
                                                   -----------      -----------

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Continued)

                                                        1995            1994
                                                        ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase and retirement of
    treasury stock ...........................     $  (887,883)     $       -0-
Dividends paid ...............................        (145,090)        (122,068)
  Reduction in long-term debt ................         (59,091)         (60,381)
                                                   -----------      -----------
    Net cash used in
      financing activities ...................     $(1,092,064)     $  (182,449)
                                                   -----------      -----------
Increase (decrease) in cash and cash
  equivalents ................................     $  (929,030)     $   (20,940)
Cash and cash equivalents, beginning of
  period .....................................       1,332,266          622,174
                                                   -----------      -----------
Cash and cash equivalents, end of period .....     $   403,236      $   601,234
                                                   ===========      ===========
Supplementary cash flow data:
  Income taxes paid ..........................     $   496,274      $   756,396
  Interest paid ..............................     $    32,445      $    32,955

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note l--Summary of Significant Accounting Policies
- - - - --------------------------------------------------
     Principles of Consolidation
     ---------------------------
                The consolidated  financial  statements  include the accounts of
        General  Magnaplate  Corporation  and  its  wholly-owned   subsidiaries;
        accordingly  all  intercompany   transactions  and  balances  have  been
        eliminated in consolidation.

     Marketable Securities
     ---------------------
                Effective July 1, 1994 marketable securities are all considered trading securities and are valued at fair market value in accordance with Financial Accounting Standard 115 issued by the Financial Accounting Standards Board of the American Institute of Certified Public Accountants.

                In prior years marketable securities were valued at the lower of cost or market. There is no effect on retained earnings from the change in accounting principle.

     Inventories
     -----------
                Inventories consist principally of industrial supplies and plating solutions which are valued at the lower of FIFO cost or market and are included in Cost of Sales.

     Depreciation and Amortization
     -----------------------------
                Property, plant and equipment are stated at cost and depreciation is provided on a straight line basis using estimated service lives of 3-5 years for transportation equipment, 5-10 years for factory machinery and office equipment, and 10-39 years for buildings and building improvements. Expenditures for renewals and betterments are capitalized. Items of identifiable property which are sold, retired, or otherwise disposed of are removed from the asset accounts, and any gains or losses thereon are reflected in income.

                Patents and trademarks are amortized on a straight line basis over 17 years, as the reasonable period of benefit.

                Mortgage financing costs are amortized over the period of the first mortgages, 5 years, as the reasonable period of benefit.

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note l--Summary of Significant Accounting Policies (Cont'd)

      Corporate Income Taxes
      ----------------------
                  Taxes are provided based on income reported for financial statement purposes, including deferred taxes which are principally provided due to temporary differences between financial and tax reporting of depreciation of property, plant, and equipment, bad debts, vacation pay, deferred compensation, and unrealized investment losses.

      Company Earnings Per Share
      --------------------------
                  Earnings per share of common stock have been computed based on the weighted average number of shares outstanding during the period.

      Statement of Cash Flows
      -----------------------
                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Foreign Currency Translation Adjustment
      ---------------------------------------
                  Assets and liabilities of the subsidiary operating in Canada are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the Foreign Currency Translation Adjustment component of shareholders' equity, while gains and losses resulting from foreign currency transactions are generally included in income.

      Segment Information
      -------------------
                  The  Company  is  in  one  line  of   business.   It  provides
         synergistic coatings and other related services to its customers' products.

Note 2--Marketable Securities
- - - - -----------------------------
         As of March 31, 1995  marketable  securities were comprised as follows:
U.S. corporate and tax-exempt bonds (53%); preferred and common stocks (13%); and stock mutual funds (34%).

         The Company reported realized and unrealized losses of $64,849 and $106,803 for the nine months ended March 31, 1995 and 1994 respectively.

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3--Property, Plant and Equipment
- - - - -------------------------------------
        Property, plant and equipment is as follows:

                                                    March 31,         June 30,
                                                      1995              1994
                                                 ------------       ------------
Land .....................................       $    805,350       $    805,350
Buildings ................................          3,366,208          3,366,208
Building improvements ....................          3,007,227          2,898,335
Factory machinery ........................          5,032,785          4,961,642
Office equipment .........................            819,980            805,340
Transportation equipment .................            239,905            232,399
                                                 ------------       ------------

Total ....................................       $ 13,271,455       $ 13,069,274
Less--accumulated depreciation ...........          7,718,542          7,295,759
                                                 ------------       ------------

Net ......................................       $  5,552,913       $  5,773,515
                                                 ============       ============

Note 4--Other Assets
- - - - --------------------
     Other assets are as follows:

                                                        March 31,       June 30,
                                                          1995            1994
                                                       ---------       ---------
Patents and trademarks, at cost,
  net of accumulated amortization ..............       $  28,802       $  28,295
Unamortized deferred mortgage fees .............           1,505           3,612
Deferred income taxes ..........................         225,041         198,341
Investment in unimproved land ..................         285,000         285,000
                                                       ---------       ---------
                                                       $ 540,348       $ 515,248
                                                       =========       =========

Note 5--Note Payable - Bank
- - - - ---------------------------
        The Company maintains an unsecured line of credit of $500,000 with Bank One, Racine, NA which expires October 31, 1995. As of March 31, 1995 and June 30, 1994 the Company owed $-0- against the line. Interest is charged at the prevailing prime business rate.

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6--Long-Term Debt
- - - - ----------------------
        Long-term debt is as follows:

                                                                        March 31,         June 30,
                                                                          1995              1994
                                                                        --------          --------
                Note payable Nations Bank in original amount
        of $650,000  secured by deed of trust on  Arlington,
        Texas  real  estate  and  payable  in equal  monthly
        principal   installments  of  $5,000  together  with
        interest  calculated at the bank's  prevailing prime
        business  rate + 3/4% per annum  commencing  May 31,
        1990 and  continuing  until  April 30, 1995 at which
        time the unpaid note shall be due in full.                      $270,000          $315,000

                Note  payable  Bank One,  Racine,  NA in the
        original  amount  of  $260,000  secured  by a  first
        mortgage  on  Racine,   Wisconsin  real  estate  and
        payable  in equal  monthly  installments  of  $2,955
        commencing  November  1, 1990 and  continuing  until
        October  1, 1995 at which  time the note  balance is
        due in full. Interest is computed at the bank's base
        lending  rate plus .4% per annum  subject to a floor
        of 7% and a ceiling of 13% per annum.                            182,253           196,344
                                                                        --------          --------

                                                                        $452,253          $511,344

        Less--debt due within one year                                   452,253           335,662
                                                                        --------          --------

        Total long-term debt                                            $    -0-          $175,682
                                                                        ========          ========

         Current maturities of long-term debt at June 30, 1994 for the five years ending June 30, 1999 are as follows: 1995 - $335,662; 1996 $175,682; 1997
- - - - - $-0-; 1998 - $-0-, and 1999 - $-0-.

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

Note 7--Corporate Income Taxes
- - - - ------------------------------
        Components of corporate income taxes are as follows:

                          Nine Months Ended             Three Months Ended
                               March 31,                      March 31,
                         1995           1994            1995            1994
                     ----------      ----------      ----------      ----------
Current:
  Federal ......     $  460,700      $  500,900      $  218,800      $  155,000
  State ........         61,000          75,900          16,800          31,300
  Foreign ......           --              --              --              --
                     ----------      ----------      ----------      ----------
                     $  521,700      $  576,800      $  235,600      $  186,300
                     ----------      ----------      ----------      ----------
Deferred:
  Federal ......     $  (20,700)     $  (29,700)     $   (9,000)     $   (9,900)
  State ........         (6,000)         (8,600)         (2,600)         (2,800)
  Foreign ......           --              --              --              --
                     ----------      ----------      ----------      ----------
                     $  (26,700)     $  (38,300)     $  (11,600)     $  (12,700)
                     ----------      ----------      ----------      ----------

Total ..........     $  495,000      $  538,500      $  224,000      $  173,600
                     ==========      ==========      ==========      ==========

        A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                               Nine Months Ended                Three Months Ended
                                   March 31,                        March 31,
                             1995             1994            1995             1994
                          ---------        ---------        ---------        ---------
Based on U.S.
 statutory federal
 tax rate ...........     $ 423,725        $ 494,100        $ 182,825        $ 154,900
Increase (decrease)
 in taxes resulting
 from:
  State taxes, net of
  federal tax benefit        36,300           44,400           11,600           18,700
  Non-deductible
   expenses .........        34,975             --             29,575             --
                          ---------        ---------        ---------        ---------
     Total ..........     $ 495,000        $ 538,500        $ 224,000        $ 173,600
                          =========        =========        =========        =========

Effective tax rate ..          39.7%            37.1%            42.2%            38.1%

        The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $175,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1998 and 1999. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Accrued Liabilities
- - - - ---------------------------
        Accrued liabilities are as follows:

                                                      March 31,        June 30,
                                                        1995             1994
                                                      --------         ---------
Compensation ...............................         $ 234,721         $ 216,368
Payroll, sales, and property taxes .........           114,428           101,408
401-K plan contribution ....................            38,201            57,705
Environmental and other costs ..............           138,694           146,834
                                                     ---------         ---------
                                                     $ 526,044         $ 522,315
                                                     =========         =========

Note 9--Employee Benefits
- - - - -------------------------
        The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $38,207 in 1995 and $40,063 in 1994.

        Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $251,924 in 1995 and $272,210 in 1994.

        In addition the Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit dependent on the date of retirement and is payable for a period of fifteen years to the officer or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer.

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10--Contingencies
- - - - ----------------------
           Litigation
           ----------
         In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990.
         The Subsidiary has filed a counterclaim for environmental and other costs incurred which resulted from the seller not resolving certain environmental issues warranted in the contract of purchase.
         Further, a shareholder of Dynasurf International, Inc. has also filed a claim for breach of oral contract of employment for $162,000 which the Company has denied in their related statement of defense.
         It is the opinion of management that the ultimate resolution of both claims will not have a materially adverse effect on the Company's financial statements.

         The California subsidiary was assessed and accepted a charge of $75,000 in 1992 by the County of Ventura, California relating to environmental issues at its Ventura plant site. The Company has reserved $45,000 as an estimate of its likely cost to remediate the site and is awaiting a formal site survey report.

           Concentrations of Credit Risk
           -----------------------------
         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash, marketable securities and trade receivables.

         The Company's cash and marketable securities are in high-quality securities placed with a wide array of institutions with high credit and investment ratings. This investment policy limits the Company's exposure to concentrations of credit risk. Cash balances fluctuate in excess of the FDIC insurance limit of $100,000.

         The trade receivable balances, reflecting the Company's diversified sources of revenue, are dispersed across many different geographic areas. As a consequence, concentrations of credit risk are limited. The Company routinely assesses the financial strength of its customers and generally does not require collateral to support its credit sales.

Note 11--Related Party Transactions
- - - - -----------------------------------
         The Company was charged legal and computer consulting services by two outside directors of the Company in the ordinary course of business as follows:
1995 - $41,234 and 1994 - $52,003.

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                            TELEPHONE (201) 379-5400    FAX (201) 379-3696


           ACCOUNTANTS' REVIEW REPORT ON SUPPLEMENTARY INFORMATION

To the Board of Directors of
    General Magnaplate Corporation:

         Our report on our review of the basic financial statements of General Magnaplate Corporation for the nine months ended March 31, 1995 appears on Page
1. The review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules are presented only for supplementary analysis purposes. Such information has not been subjected to the inquiry and analytical procedures applied in the review of basic financial statements, and we are not aware of any material modifications that should be made thereto.








April 27, 1995

General Magnaplate Corporation
Consolidating Statement of Income (Loss)
Nine Months vs. Nine Months

                                                                    GMC            GMC            GMC            GMC            GMC
                                                  (CORP)           (NJ)          (TEX)           (CA)         (WISC)          (CAN)
                                              ----------     ----------     ----------     ----------     ----------     ----------
March 31, 1995

Gross Revenue:
 Sales ..................................     $        0     $2,569,979     $2,089,669     $1,129,083     $  857,314     $  459,305
 Royalty Income .........................        136,226              0              0              0              0              0
 Investment and Other Income ............         13,798          1,000          1,153          3,765              1        (56,501)
 Intercompany Rentals & Fees ............      1,275,633              0              0              0              0              0
                                              ----------     ----------     ----------     ----------     ----------     ----------
 Total Revenue ..........................      1,425,657      2,570,979      2,090,822      1,132,848        857,315        402,804
                                              ----------     ----------     ----------     ----------     ----------     ----------
Costs and Expenses:
 Cost of Sales ..........................              0        994,670        844,242        472,809        255,126        264,909
 Selling and Administration .............      1,170,616        519,557        351,135        275,198        129,247        122,980
 Depreciation & Amortization ............          1,737        116,720        100,845         40,146         45,953         35,441
 Interest Expense .......................              0              0              0              0              0              0
 Intercompany Rentals & Fees ............         16,415        607,578        535,710        270,718        189,761         83,088
                                              ----------     ----------     ----------     ----------     ----------     ----------
 Total Cost and Expenses ................      1,188,768      2,238,525      1,831,932      1,058,871        620,087        506,418
                                              ----------     ----------     ----------     ----------     ----------     ----------
Income (Loss) before Taxes ..............     $  236,889     $  332,454     $  258,890     $   73,977     $  237,228     ($ 103,614)
                                              ==========     ==========     ==========     ==========     ==========     ==========

March 31, 1994

Gross Revenue:
 Sales ..................................     $        0     $2,565,297     $2,129,072     $1,158,562     $  685,701     $  610,650
 Royalty Income .........................        152,335              0              0              0              0              0
 Investment and Other Income ............         45,652              0          2,026          2,775              1            405
 Intercompany Rentals & Fees ............      1,295,164              0              0              0              0              0
                                              ----------     ----------     ----------     ----------     ----------     ----------
 Total Revenue ..........................      1,493,151      2,565,297      2,131,098      1,161,337        685,702        611,055
                                              ----------     ----------     ----------     ----------     ----------     ----------
Costs and Expenses:
 Cost of Sales ..........................              0      1,008,448        848,445        462,801        210,188        259,889
 Selling and Administration .............      1,155,339        500,992        388,214        258,740        150,079        116,914
 Depreciation & Amortization ............          2,376        116,895        101,880         41,153         44,320         36,655
 Interest Expense .......................          3,513              0              0              0              0              0
 Intercompany Rentals & Fees ............         15,000        621,087        539,103        273,413        159,973        110,382
                                              ----------     ----------     ----------     ----------     ----------     ----------
 Total Costs and Expenses ...............      1,176,228      2,247,422      1,877,642      1,036,107        564,560        523,840
                                              ----------     ----------     ----------     ----------     ----------     ----------
Income (Loss) before Taxes ..............     $  316,923     $  317,875     $  253,456     $  125,230     $  121,142     $   87,215
                                              ==========     ==========     ==========     ==========     ==========     ==========

SEE ACCOMPANYING ACCOUNTANTS' REVIEW REPORT ON SUPPLEMENTARY INFORMATION

General Magnaplate Corporation
Consolidating Statement of Income (Loss)
Nine Months vs. Nine Months
(Continued)

                                          TRI            CRC            CR            CR            CR     Adjust. &
                                         (NJ)           (NJ)         (TEX)          (CA)        (WISC)       Elimin.   Consolidated
                                      -------       --------       -------       -------        ------    ----------     ----------
March 31, 1995

Gross Revenue:
 Sales ........................            $0             $0            $0            $0            $0            $1     $7,105,351
 Royalty Income ...............             0              0             0             0             0             0       $136,226
 Investment and Other Income ..             0         28,927             0             0             0             2        ($7,855)
 Intercompany Rentals & Fees ..             0        164,155       159,469        67,416        37,247    (1,703,920)            $0
                                      -------       --------       -------       -------        ------    ----------     ----------
 Total Revenue ................             0        193,082       159,469        67,416        37,247    (1,703,917)     7,233,722
                                      -------       --------       -------       -------        ------    ----------     ----------
Costs and Expenses:
 Cost of Sales ................            34         46,461        23,258         9,445        10,040             3     $2,920,997
 Selling and Administration ...             0              0         4,395             0             0          (648)    $2,572,480
 Depreciation & Amortization ..             0         54,924        23,513        28,813        13,458            (1)      $461,549
 Interest Expense .............             0              0        19,940             0        12,506            (1)       $32,445
 Intercompany Rentals & Fees ..             0              0             0             0             0    (1,703,270)            $0
                                      -------       --------       -------       -------        ------    ----------     ----------
 Total Cost and Expenses ......            34        101,385        71,106        38,258        36,004    (1,703,917)     5,987,471
                                      -------       --------       -------       -------        ------    ----------     ----------
Income (Loss) before Taxes ....          ($34)       $91,697       $88,363       $29,158        $1,243            $0     $1,246,251
                                      =======       ========       =======       =======        ======    ==========     ==========

March 31, 1994

Gross Revenue:
Sales .........................            $0             $0            $0            $0            $0       ($8,325)    $7,140,957
 Royalty Income ...............             0              0             0             0             0             0       $152,335
 Investment and Other Income ..             0         61,566             0         7,500         1,800          (700)      $121,025
 Intercompany Rentals & Fees ..             0        173,241       155,863        65,643        36,519    (1,726,430)            $0
                                      -------       --------       -------       -------        ------    ----------     ----------
 Total Revenue ................             0        234,807       155,863        73,143        38,319    (1,735,455)     7,414,317
                                      -------       --------       -------       -------        ------    ----------     ----------
Costs and Expenses:
 Cost of Sales ................        19,858         49,618        19,670         9,252        10,827        (8,336)    $2,890,660
 Selling and Administration ...           (45)         2,470         4,653             0            25        (2,082)    $2,575,299
 Depreciation & Amortization ..             0         53,932        22,938        28,813        13,320            (1)      $462,281
 Interest Expense .............             0              0        18,226             0        11,216             0        $32,955
 Intercompany Rentals & Fees ..             0          6,078             0             0             0    (1,725,036)            $0
                                      -------       --------       -------       -------        ------    ----------     ----------
 Total Costs and Expenses .....        19,813        112,098        65,487        38,065        35,388    (1,735,455)     5,961,195
                                      -------       --------       -------       -------        ------    ----------     ----------
Income (Loss) before Taxes ....      ($19,813)      $122,709       $90,376       $35,078        $2,931            $0     $1,453,122
                                      =======       ========       =======       =======        ======    ==========     ==========

SEE ACCOMPANYING ACCOUNTANTS' REVIEW REPORT ON SUPPLEMENTARY INFORMATION

General Magnaplate Corporation
Consolidating Statement of Income (Loss)
Third Quarter vs. Third Quarter

                                                    GMC             GMC            GMC            GMC            GMC
                                                 (CORP)            (NJ)          (TEX)           (CA)         (WISC)          (CAN)
                                              ---------       ---------      ---------      ---------      ---------      ---------
March 31, 1995

Gross Revenue:
 Sales .................................      $       0       $ 913,951      $ 720,054      $ 383,510      $ 311,458      $ 142,926
 Royalty Income ........................         56,226               0              0              0              0              0
 Investment and Other Income ...........         39,625           1,000          1,153          1,018              0        (65,801)
 Intercompany Rentals & Fees ...........        445,788               0              0              0              0              0
                                              ---------       ---------      ---------      ---------      ---------      ---------
 Total Revenue .........................        541,639         914,951        721,207        384,528        311,458         77,125
                                              ---------       ---------      ---------      ---------      ---------      ---------
Costs and Expenses:
 Cost of Sales .........................              0         339,365        285,367        165,140         93,692         89,789
 Selling and Administration ............        365,856         163,093        117,568        103,457         37,590         44,185
 Depreciation & Amortization ...........            591          38,330         34,196         13,527         15,652         11,481
 Interest Expense ......................              0               0              0              0              0              0
 Intercompany Rentals & Fees ...........          5,471         213,940        182,767         91,503         68,478         25,973
                                              ---------       ---------      ---------      ---------      ---------      ---------
 Total Costs and Expenses ..............        371,918         754,728        619,898        373,627        215,412        171,428
                                              ---------       ---------      ---------      ---------      ---------      ---------
Income (Loss) before Taxes .............      $ 169,721       $ 160,223      $ 101,309      $  10,901      $  96,046      ($ 94,303)
                                              =========       =========      =========      =========      =========      =========
March 31, 1994

Gross Revenue:
 Sales .................................      $       0       $ 914,420      $ 723,979      $ 336,664      $ 276,372      $ 156,756
 Royalty Income ........................         41,586               0              0              0              0              0
 Investment and Other Income ...........        (90,894)              0             21            759              0         (2,511)
 Intercompany Rentals & Fees ...........        434,464               0              0              0              0              0
                                              ---------       ---------      ---------      ---------      ---------      ---------
 Total Revenue .........................        385,156         914,420        724,000        337,423        276,372        154,245
                                              ---------       ---------      ---------      ---------      ---------      ---------
Costs and Expenses:
Cost of Sales ..........................              0         348,213        282,659        118,628         73,397         76,743
Selling and Administration .............        330,884         168,090        132,306         82,989         64,123         39,751
Depreciation & Amortization ............            520          39,353         34,249         14,035         14,896         12,188
Interest Expense .......................              0               0              0              0              0              0
Intercompany Rentals & Fees ............          5,000         217,599        182,271         82,481         61,919         28,301
                                              ---------       ---------      ---------      ---------      ---------      ---------
Total Costs and Expenses ...............        336,404         773,255        631,485        298,133        214,335        156,983
                                              ---------       ---------      ---------      ---------      ---------      ---------
Income (Loss) before Taxes .............      $  48,752       $ 141,165      $  92,515      $  39,290      $  62,037      ($  2,738)
                                              =========       =========      =========      =========      =========      =========

SEE ACCOMPANYING ACCOUNTANTS' REVIEW REPORT ON SUPPLEMENTARY INFORMATION

General Magnaplate Corporation
Consolidating Statement of Income (Loss)
Third Quarter vs. Third Quarter
(Continued)

                                          TRI           CRC            CR             CR            CR     Adjust. &
                                         (NJ)          (NJ)         (TEX)           (CA)        (WISC)       Elimin.   Consolidated
                                         ---        -------       -------        -------        ------       -------     ----------
March 31, 1995

Gross Revenue:
 Sales .......................            $0             $0            $0             $0            $0            $1     $2,471,900
 Royalty Income ..............             0              0             0              0             0             0        $56,226
 Investment and Other Income .             0         28,927             0              0             0             1         $5,923
 Intercompany Rentals & Fees .             0         54,718        53,156         22,472        12,416      (588,550)            $0
                                         ---        -------       -------        -------        ------       -------     ----------
 Total Revenue ...............             0         83,645        53,156         22,472        12,416      (588,548)     2,534,049
                                         ---        -------       -------        -------        ------       -------     ----------
Costs and Expenses:
 Cost of Sales ...............            24         14,361         6,067          3,147         2,797             8       $999,757
 Selling and Administration ..             0              0             0              0             0          (423)      $831,326
 Depreciation & Amortization .             0         18,460         7,861          9,604         4,505             0       $154,207
 Interest Expense ............             0              0         6,747              0         4,425            (1)       $11,171
 Intercompany Rentals & Fees .             0              0             0              0             0      (588,132)            $0
                                         ---        -------       -------        -------        ------       -------     ----------
 Total Costs and Expenses ....            24         32,821        20,675         12,751        11,727      (588,548)     1,996,461
                                         ---        -------       -------        -------        ------       -------     ----------
Income (Loss) before Taxes ...          ($24)       $50,824       $32,481         $9,721          $689            $0       $537,588
                                         ===        =======       =======        =======        ======       =======     ==========
March 31, 1994

Gross Revenue:
 Sales .......................            $0             $0            $0             $0            $0       ($4,196)    $2,403,995
 Royalty Income ..............             0              0             0              0             0             0        $41,586
 Investment and Other Income .             0              0             0          3,000           600             5       ($89,020)
 Intercompany Rentals & Fees .             0         57,747        51,954         21,881        12,173      (578,219)            $0
                                         ---        -------       -------        -------        ------       -------     ----------
 Total Revenue ...............             0         57,747        51,954         24,881        12,773      (582,410)     2,356,561
                                         ---        -------       -------        -------        ------       -------     ----------
Costs and Expenses:
Cost of Sales ................            (9)        15,599        (2,846)         3,050         3,609        (4,193)      $914,850
Selling and Administration ...             0              0         4,653              0             0          (646)      $822,150
Depreciation & Amortization ..             0         18,011         7,646          9,604         4,441            (1)      $154,942
Interest Expense .............             0              0         5,759              0         3,597             1         $9,357
Intercompany Rentals & Fees ..             0              0             0              0             0      (577,571)            $0
                                         ---        -------       -------        -------        ------       -------     ----------
Total Costs and Expenses .....            (9)        33,610        15,212         12,654        11,647      (582,410)     1,901,299
                                         ---        -------       -------        -------        ------       -------     ----------
Income (Loss) before Taxes ...            $9        $24,137       $36,742        $12,227        $1,126            $0       $455,262
                                         ===        =======       =======        =======        ======       =======     ==========

SEE ACCOMPANYING ACCOUNTANTS' REVIEW REPORT ON SUPPLEMENTARY INFORMATION

     Item 2A - Management's Discussion and Analysis of Financial Position:
     ---------------------------------------------------------------------

    As of March 31, 1995, our cash position of $403,236 decreased $929,030 from June 30, 1994, reflecting $1,508,219 net cash provided by the operating activities for the first nine months, $1,345,185 used for investing activities and $1,092,064 used for financing activities. During the nine months, the registrant's investment activities were comprised of -- $237,104 used for additions to property, plant and equipment -- $2,243 used for additions to patent costs and other assets -- $1,130,604 used for additions to marketable securities -- $24,766 provided by proceeds from the cash value of officer's life insurance. The $1,092,064 used for financing activities was made up of a reduction of long-term debt in the amount of $59,091 -- $145,090 in dividend payments -- and $887,883 used for the purchase and retirement of treasury stock.

    Working capital of $4,750,187 decreased $ 157,067 or 3.29% during the nine months and the working capital ratio decreased to 4.85 to 1 from 5.57 to 1 at June 30, 1994.

    Stockholders' equity per share at March 31, 1995 increased 3.0% to $3.77 per share compared with $3.66 per share at June 30, 1994.


    Item 2B - Management's Discussion and Analysis of Results of Operations Quarter --- March 31, 1995 compared with March 31, 1994:
    -----------------------------------------------------------------------

    Sales increased this quarter, as reflected in the current period sales of $2,471,900, by $67,905 or 2.8% from the same quarter last year. Management expects positive trends to continue at all U.S. locations. This has already begun to be reflected in increased sales volume for the upcoming period. As stated in previous reports the addition of sales and technical support staff has continued to play an integral role in the continuing stability in sales.

    Royalty and investment and other income for the quarter were $56,226 and $5,923 compared with $41,586 and $(89,020) from last year's third quarter. The $14,640 or 35.2% increase in royalty income is directly attributed to an increase in sales volume from our licensees throughout the world. The $94,943 increase in investment and other income is directly associated with an adjustment of investments to market value and the addition of fixed income investments to our portfolio.

    Reflecting the above, gross revenue for the latest quarter of this year of $2,534,049 increased $177,488 or 7.5% from the same quarter last year.

    Total costs and expenses were $1,996,461 in the third quarter, an increase of $95,162 or 5.0% from the same quarter of last year. Cost controls have proven effective and will continue throughout the remainder of the year.

    Reflecting the above, income before corporate income taxes was $537,588 for the current quarter, an increase of $82,326 or 18.1% from the $455,262 achieved in the same quarter last year

    Corporate income taxes and the effective tax rate in this year's third quarter were $224,000 and 42.2% respectively, compared with $ 173,600 and 38.1 % in the third quarter of last year.

    As a result of the above, net income in the third quarter of this year of $313,588 increased $31,926 or 11.3% from the same quarter last year.

    Earnings per share were $.11 in this year's third quarter compared to $.09 in last year's third quarter, an increase of $.02 or 22.2%. Weighted average shares outstanding were 2,869,153 compared to 3,051,694 for the same period last year.


        Nine Months ------- March 31, 1995 compared with March 31, 1994:
       -----------------------------------------------------------------

    Gross revenue for this year's first nine months of $7,233,722 decreased $180,595 from last year, reflecting a decrease in sales of $35,606 or .5%, a decrease in royalty income of $ 16,109 or 10.6% and a decrease in investment and other income of $128,880 or 106.5%.

    Total costs and expenses for the current nine month period were $5,987,471 an increase of $26,276 or .4% from last year. As a percentage of gross revenue, total costs and expenses in 1995 were 82.8% compared to 80.4% in 1994. Cost of Sales as a percentage of gross revenue for the latest nine months increased to 40.4% from 39.0% in the same period of last year. Selling and administration increased to 35.6% of gross revenue in the latest period compared to 34.7% last year. Depreciation and amortization increased to 6.4% of gross revenue this year compared with 6.2% in 1994. Interest expense in the current year remained at .44% of gross revenue.

    As a result of the above, income before corporate income taxes for the first nine months of this year was $1,246,251, a decrease of $206,871 or 14.2% from last year.

    Corporate income taxes in this year's first nine months were $495,000, compared with $538,500 for the same period of last year, a decrease of $43,500 or 8.1%. As detailed in Note 7, this year's effective tax rate was 39.7% compared with 37.1% in 1994.

    As a result of the above, net income of $751,251 this year was $163,371 or 17.8% less than the $914,622 achieved last year. Earnings per share were $.26 this year, a $.04 or 13.3% decrease from the $.30 earned last year. Weighted shares outstanding this year were 2,921,910 compared with 3,051,694 in 1994.

    Management believes the existing legal matters as detailed in note 10 to the consolidated financial statements, will have no significant impact on future earnings.

    The Russian joint venture is on hold pending financing from World Banking sources which are under investigation at this time.

    No other significant financial matters are expected in future months which will have an adverse impact on earnings.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GENERAL MAGNAPLATE CORPORATION
                                                  ------------------------------
                                                            (Registrant)

DATE      5/5/95
    ---------------

/s/ Candida C. Aversenti
- - - - ------------------------------
Candida C. Aversenti
President



DATE      5/5/95
    ---------------

/s/ Susan E. DeFalco
- - - - ------------------------------
Susan E. DeFalco
Chief Accounting Officer