Form 10-K
period 1995-07-30
GENERAL MAGNAPLATE CORP
filed 1995-09-21
CIK 40687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1995           Commission file number: 0-2977

                         GENERAL MAGNAPLATE CORPORATION
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

   A New Jersey corporation                            No. 22-1641813
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  1331 U.S. Route 1, Linden, New Jersey 07036
                 ---------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number, including area code   (908) 862-6200
                                                 --------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
--------------------------             -----------------------------------------
Common Stock, No Par Value                     NASDAQ under the symbol GMCC

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [   ]
                                         ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   X
                -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant. (The market value is computed by reference to the price at which the stock was sold as of August 8, 1995): $6,385,275.00
                                       -------------

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1995: 2,774,013 one class Common Stock, no par value.
                            ---------

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report for year ended June 30, 1995, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1995 fiscal year, is incorporated by reference or in Parts I through IV

(2) Proxy and Proxy Soliciting material for Annual Meeting to be held November 8, 1995, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1995 fiscal year, is incorporated by reference or in Parts I through IV.

PART I

Item 1. BUSINESS

     General Magnaplate Corporation (the "Registrant") is principally engaged in applying, through various proprietary and other processes, coatings which cannot chip, peel or rub off and which increase the hardness, corrosion resistance, wear resistance and/or lubricity of metal parts produced by its customers.

     The Registrant applies coatings to aluminum, steel, copper alloys, titanium, magnesium and other special alloys. Depending on the results sought, these coatings are more resistant to corrosion, more durable and have lower friction characteristics than the metals to which they are applied. The Registrant terms its coatings "Synergistic" because they apply several types of materials or metals to the base metal to form a composite coating which is then infused to become an integral part of the underlying metal. The composition and thickness of the coatings are controllable and thus can be varied according to the characteristics which the Registrant's customers need for the end product required. Because the coatings change the surface qualities of the base metal, they can permit the use, in some applications, of underlying metals which are less expensive, easier to shape or lighter than other metals or alloys with similar qualities.

     The Registrant's names for its main proprietary processes are: TUFRAM for aluminum, NEDOX for most metals, MAGNAPLATE HMF for most metals, MAGNAPLATE HCR for aluminum, CANADIZE for titanium, MAGNADIZE for magnesium, LECTROFLUOR for all metals, HI-T-LUBE, a specialized dry film lubrication coating, PLASMADIZE, a composite coating for extreme wear application for most metals, and MAGNAGOLD, an enhanced titanium nitride PVD coating for various metals and ultra-hard alloy steels to increase surface hardness. Each proprietary process consists of a number of variations that can be employed to meet customer requirements. The Registrant has obtained trademark coverage of these ten proprietary processes in the United States and on two of them in certain foreign countries. Coatings using these and other proprietary processes have represented approximately 95% of the Registrant's total operating revenues for the fiscal year ended June 30, 1995.

     The Registrant handles each job on a "custom" basis, according to each customer's specifications. Items coated vary greatly in size and shape. Production runs vary from a few to thousands. Prices for coating services depend on the length of the production run, the complexity of the work and other factors associated with custom work. The Registrant's coatings are used in the machine tool, food processing, packaging, defense, aerospace, pharmaceutical, pulp and paper, oil service and electronics industries, as well as in other industries which use metal parts. Should United States Government expenditures for military equipment increase, the Registrant expects that there will be a greater demand for its coating services, although it cannot predict the effect of such an increase on its profits.

     The Registrant is in one line of business, i.e., providing synergistic coatings and other related services to its customers' products. Hence there is no financial information about industry segments.

     Financial information relating to foreign operations is as follows:

     Foreign operations (principally Canada) constitutes 10.1%, 8.7% and 6.3% of total sales in the three years ending June 30, 1993, 1994 and 1995 respectively. Foreign operations constitute 7.0%, 4.9% and 0% of pre-tax profits for the three years ended June 30, 1993, 1994 and 1995 respectively.

Marketing

     The Registrant markets its metal coating services through a staff of twenty-two technical market support personnel, including six independent representatives operating from its facilities in New Jersey, Texas, Wisconsin, California and Canada. New customers also come to the Registrant through advertising, trade shows, seminars and editorial coverage in numerous trade journals and referrals from the Registrant's customers.

     The Registrant's marketing, operation, management and engineering staffs include persons who have training in metallurgy and other technical fields. The Registrant's objective is to work with customers and prospective customers in the early stages of the design and specification process, with a view toward obtaining production contracts for the coating of the items being designed. Coatings initially developed for one customer are, in some instances, sold by the Registrant to other customers.

     For the fiscal year ended June 30, 1995, no one customer accounted for more than 10% of the total revenues of the Registrant.

Research and Development

     The metal coatings industry is characterized by rapid technological changes requiring the Registrant to make continuing expenditures for development of new coatings and the improvement of existing coatings in order to meet customer needs.

     During the fiscal year ended June 30, 1995, the Registrant spent an estimated $35,000 on unreimbursed research and development. Additional costs incurred were paid by customers requiring special coatings and treatments. All costs associated with the development of new processes and the maintenance and enhancement of existing processes are charged against income as incurred or borne by the customer in the form of contracts.

License Agreements

     The Registrant has licensing agreements with the following overseas organizations: Ulvac Japan, Ltd. (Japan), FFV YTTEC AB (Sweden), A.T. Poeton & Sons, Ltd. (United Kingdom), and MIFA Aluminum BV (Netherlands), and will continue seeking additional licensees. Since inception, several of these licensees have increased their processing capabilities by taking licenses for additional proprietary processes.

     The Registrant receives periodic royalty payments under these agreements based on sales of products to which Registrant's coating technology is applied. The agreements also provide for two-way exchange of new and related technology developed by Registrant and licensees.

     The contributions of the licensees amounted to 2.25% of the gross revenue of the Registrant and are expected to continue to rise.

Competition

     The metal coatings industry is highly competitive. There are many companies which provide metal treatments which, to varying extents, are alternatives to the Registrant's processes. However, the Registrant believes that none of the Registrant's competitors utilize processes similar to the Registrant's proprietary processes. The Registrant believes that it competes primarily on the basis of its manufacturing expertise, its superior proven processes and coatings, and its reputation for problem solving, and that its pricing is a less significant competitive consideration than these factors.

Raw Materials

     The Registrant's primary raw materials are chemicals and polymers which are manufactured by large chemical companies and are readily available. The
Registrant blends these raw materials in its proprietary processes. The Registrant believes that sources of supply are adequate for its needs and that it is not substantially dependent upon any one supplier.

Protection of Proprietary Information

     Several new patents have been filed on processes for surface treatments in the US and in key foreign nations. While management believes that its existing patents have had competitive merit, it does not believe that patent protection is essential to the ongoing operations of the Registrant due to the know-how developed over the past years.

     The Registrant has acquired 17 United States trademarks and servicemarks, and 13 foreign trademarks and servicemarks. These trademarks and servicemarks cover 10 of the Registrant's processes in the United States and one or more of the Registrant's processes in Australia, Belgium, Canada, England, France, Israel, Japan, Switzerland, Sweden, Norway and Denmark. While management believes these trademarks and servicemarks have competitive merit, it does not believe that trademark and servicemark protection is essential to the ongoing operations of the Registrant.

     Many processes cannot be patented due to cost and limited market potential. Also, the patenting process can be expensive and can result in public disclosure of proprietary information. Therefore, the Registrant's present approach is to treat its production processes as confidential and rely on internal non-disclosure safeguards, including written confidential disclosure agreements, particularly among its more technically trained personnel, and on trade secrets laws, as well as on restrictions incorporated in its license agreements for protection of what it regards as proprietary information about its coatings and processes. Notwithstanding these efforts, it may be possible for competitors to duplicate or copy the Registrant's processes.

Employees

     At June 30, 1995, the Registrant had 126 employees, of whom 16 were employed in marketing and sales operations, 23 in administration and 87 in production and quality assurance.

     The Registrant's employees in all of the Registrant's plants, New Jersey, California, Texas, Wisconsin and Canada are not represented by labor unions. Management believes that its relations with its employees are good.

Environmental, Safety and Health Matters

     The Registrant believes it is currently in compliance with all Federal, state and local environmental protection laws and Federal and state occupational safety and health standards. Capital expenditures made by the Registrant for enhancement and improvement of environmental, health and safety systems represented approximately 5% of the Registrant's revenues, and the Registrant anticipates that such expenditures will not exceed that level for the foreseeable future to meet existing Federal, state and local laws and standards. Changes in current laws and standards could require additional expenditures and adversely affect the Registrant's operations and profitability.

Item 2. PROPERTIES

     The Registrant's corporate executive offices and a production facility are located in a modern, one story, high ceiling, steel and concrete structure, with an attached two story administrative and office area, located at 1331 U.S. Route 1, Linden, New Jersey. The Registrant owns this structure and the approximately 4 acres of land on which it is located. Total square footage within the structure is approximately 100,000 square feet. Approximately 30% of the premises is leased to an unrelated party. Title is unencumbered.

     In November 1982, the Registrant, through its wholly-owned subsidiary, Candida Realty Texas, purchased a manufacturing facility, including executive offices, in Arlington, Texas (in the Dallas/Fort Worth area). This property consists of a modern, one story, cinder block and concrete structure, containing approximately 37,500 square feet of space located on approximately 2 acres of land. Title is unencumbered.

     In 1989, the Registrant, through its wholly-owned subsidiary Candida Realty Texas, purchased a modern one story brick and concrete structure containing
30,401 square feet of office and manufacturing facility on 2.2 acres in Arlington, Texas, and which property is adjacent to the existing plant of the Registrant's Arlington operation. Approximately 10,000 square feet is available for lease to an unrelated party. Title is unencumbered.

     In 1980, the Registrant, through its wholly-owned subsidiary, Candida Realty California, purchased a production and office facility in Ventura, California, consisting of 4 modern, 1 story, concrete block and steel buildings, which contain a total of approximately 32,000 square feet of space located on approximately 2 acres of land. Title is unencumbered.

     On December 28, 1989, the Registrant acquired certain assets of Ra-Tech Inc., a Racine, Wisconsin based hard anodizing metal specialist. The operations were incorporated under the name of General Magnaplate Wisconsin, Inc., a wholly-owned subsidiary of Registrant. During the fiscal year ending June 30, 1991, the Registrant, through its wholly-owned subsidiary, Candida Realty Wisconsin, Inc., acquired 16,000 square feet of production and office space in a building located on over 2.5 acres, into which General Magnaplate Wisconsin, Inc. moved in October, 1991 and its business is now operational. Title to this property is subject to an existing mortgage.

     On January 2, 1990 the Registrant acquired the operating assets of Dynasurf International, Inc., an Ontario, Canada based hard metal coatings specialist. The operations were incorporated under the name General Magnaplate Canada, Ltd., a wholly-owned subsidiary of Registrant, which has continued operations in the same premises consisting of some 9,000 square feet in a one story brick building, leased on a month to month basis.

Item 3. LEGAL PROCEEDINGS

     In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990. The subsidiary has filed a counterclaim for environmental and other costs which result from the seller not resolving certain environmental issues warranted in the contract of purchase. Further, a shareholder of Dynasurf International, Inc. has also filed a claim for breach of oral contract of employment for $162,000 which the Registrant has denied in its related statement of defense. It is the opinion of management that the ultimate resolution of the claims will not have a materially adverse effect on the Registrant's financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

                                    PART II
                                    -------

Item 5. MARKET FOR THE Registrant's COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

     The Registrant's Common Stock is traded in the over-the-counter market under the symbol GMCC, and is reported on the National Association of Security Dealers Automated Quotations System ("NASDAQ"). The following table sets forth the range of high and low sales price per share of the Registrant's Common Stock for the periods indicated, as reported by NASDAQ on the composite tape as provided by the National Quotation Bureau, Incorporated.

            FISCAL PERIOD                                      HIGH/LOW SALES PRICE
            -------------                                      --------------------
                1995                                            High            Low
                ----                                            ----            ---
             1st Quarter                                        4 5/8          3 7/8
             2nd Quarter                                        4 3/4          3 3/4
             3rd Quarter                                        6 1/2          4 3/8
             4th Quarter                                          6              5
                1994                                            High            Low
                ----                                            ----            ---
             1st Quarter                                          7            3 1/4
             2nd Quarter                                          8            6 1/4
             3rd Quarter                                          7            5 1/2
             4th Quarter                                          6            4 1/4

Holders

     The approximate number of security holders of the Registrant's Common Stock as of June 30, 1995 was 912.

Dividends

     The Registrant has paid cash dividends on its Common Stock since 1977. Payments for the past five fiscal years are as follows:

                                                                 To Holders of Record as of
     Amount                    Date Paid                          the Close of Business On
     ------                    ---------                         ---------------------------
  $.05                    March 1, 1995                          February 20, 1995
   .04                    January 28, 1994                       January 14, 1994
   .08                    June 15, 1993                          June 4, 1993
   .03                    October 4, 1991                        September 13, 1991
  .015                    April 5, 1991                          March 8, 1991
   .03                    October 5, 1990                        September 14, 1990
   .02                    April 6, 1990                          March 9, 1990
   .02                    October 6, 1989                        September 15, 1989

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data with respect to the Consolidated Statements of Income of the Company for the five years ended June 30, 1995 and the Consolidated Balance Sheets of the Registrant as of the end of such years. The selected financial data for the five years are derived from financial statements for such years and as of such dates as examined by Mauriello, Franklin & LoBrace, independent auditors, including the Consolidated Financial Statements for the three years ended June 30, 1995 and the Consolidated Balance Sheets, as of June 30, 1995 and 1994 included elsewhere herein, and such data are qualified by reference to such financial statements and notes thereto.

                                                                       Years Ended June 30,
                                            ------------------------------------------------------------------------
                                                1995            1994           1993           1992          1991
                                                ----            ----           ----           ----          ----
Selected Income Statement Data:

Gross Revenue...........................     $10,048,857    $ 9,893,134    $10,302,712     $8,690,238    $10,801,832
Income Before Taxes.....................       2,086,084      2,033,177      2,111,418        401,277      1,978,563
Net Income..............................       1,217,305      1,323,575      1,341,853        194,429      1,242,059
Earnings per share......................            $.42           $.44           $.44           $.06           $.40
Dividends per share.....................            $.05           $.04           $.08           $.03           $.045

Shares Outstanding:
  Weighted Average Shares...............       2,887,504      3,040,331      3,051,694      3,078,148      3,092,844
  At Year End...........................       2,774,013      2,956,194      3,051,694      3,051,694      3,092,844

Selected Balance Sheet Data:
Total Assets............................     $12,923,076    $12,782,623    S12,260,467    $11,285,651    S12,234,565
Working Capital.........................       5,358,460      4,907,254      3,538,425      2,416,642      2,313,023
Long-Term Debt..........................             -0-        175,682        510,763        593,113        672,339
Stockholders' Equity....................      10,902,198     10,830,153     10,156,354      9,097,506      9,177,627
Stockholders' Equity per share..........           $3.93          $3.66          $3.33          $2.98          $2.97

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Environment

     General Magnaplate Corporation is principally engaged in applying, through various proprietary and other processes, synergistic coatings for metal parts produced by its customers. Rapid technological advances, typical of the coatings industry, compels General Magnaplate to improve existing coatings or develop new processes to meet our customers' changing needs.

     Management believes that it competes primarily on the basis of manufacturing expertise, its superior proven proprietary processes and coatings, and its reputation for problem solving, and that its pricing is a less significant competitive consideration than these factors. These factors are responsible for our continuing growth of marketshare as well as our financial stability in an uncertain economy. Management expects that there will be a greater demand for its coating services although it cannot predict the impact on future earnings.

Financial Condition
Liquidity and Capital Resources
Three Years Ended 1995

     In the three-year period ended June 30, 1995, $4,547,830 net cash was provided from operating activities of which $2,660,432 net cash was used in investing activities and $2,545,367 net cash was used in financing activities, resulting in a decrease in cash and cash equivalents of $657,969.

     The principle sources of cash from operating activities have been: net income of $3,882,733; depreciation and amortization of $1,975,199; allowance for unrealized losses marketable securities of $252,564; and accrued deferred compensation $324,000.

     The principal uses of cash from operating activities have been: deferred income taxes $147,953; a decrease in foreign currency translation adjustment of $102,834; and a decrease in working capital of $1,576,093.

     The principal sources of cash from investing activities have been: redemption of cash surrender value - life insurance of $465,078; and proceeds from sales of marketable securities of $3,101,962.

     The principal uses of cash from investing activities have been: additions to marketable securities of $5,232,039; additions to property, plant and equipment of $727,580; and unimproved land held for investment of $285,000.

     The principal uses of cash from financial activities have been: reduction of long-term debt by $495,160; acquisition of treasury stock at the cost of $1,463,756; payment of dividends to shareholders in the amount of $511,451; and short-term bank payment of $75,000.

     Working capital of $5,358,460 increased by $2,941,818 or 122% during the three-year period and the working capital ratio increased to 5.5 to 1 from 3.3 to 1 at June 30, 1992. Stockholders' Equity per share at June 30, 1995 increased 32.8% to $3.93 per share compared with $2.98 per share at June 30, 1992. During 1995, 182,181 shares held in the treasury at the cost of $1,001,105 were retired and canceled. During 1994, 95,500 treasury shares costing $462,651 were retired and canceled.

     Management believes that internal cash flows and proceeds from the sale of and/or dividends or interest from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures which will have a significant impact on future cash flows. The Company has available an unsecured line of credit of $500,000.

Results of Operations
Fiscal 1995 vs 1994 vs 1993

     Gross revenue for 1995 of $10,048,857 was an increase of $155,723 or 1.6% while 1994 showed a decline in gross revenue of $409,578 or 4.1%. Net sales in 1995 increased $84,737 or .9%; royalty income decreased $18,034 or 8.0%; investment and other income increased $89,020 or 80.1%. In 1994, net sales decreased $281,348 or 2.9%; royalty income rose $13,573 or 5.9%; investment and other income decreased $141,803 or 56.1%.

     Sales for 1995,  1994 and 1993 were  $9,623,025,  $9,538,288 and $9,819,636 respectively. Management expects positive trends at all locations in the upcoming year.

     Royalty income was $225,658 in 1995, $243,692 in 1994 and $230,119 in 1993.
Negotiations are continuing to take place regarding potential new licensees worldwide.

     Investment and other income was $200,174 in 1995, $111,154 in 1994 and $252,957 in 1993. The increase in 1995 was principally due to an increase in marketable securities of approximately $1.4 million and the addition of high yield fixed income investments to our portfolio. The decline in 1994 can be directly attributed to the volatility in the stock market during that year.

     Total costs and expenses in 1995 were $7,962,773, an increase of $102,816 or 1.3% compared with $7,859,957 in 1994, which was a decrease of $331,337 or 4.2% from 1993. As a percentage of gross revenue, total costs and expenses were 79.2% in 1995, 79.4% in 1994 and 79.5% in 1993. Management has successfully stabilized costs in direct proportion to revenue and continues to monitor spending.

     Reflecting the above, income before corporate income taxes was $2,086,084 for 1995, an increase of $52,907 or 2.6% compared with $2,033,177 for 1994, a decrease of $78,241 or 2.6% from 1993.

     Corporate income taxes and the effective tax rate were $868,779 and 41.7% for 1995, $709,602 and 34.9% for 1994 and $769,602 and 36.4% for 1993.

     Based on the above, net income of $1,217,305 decreased $106,270 or 8.7% in 1995 compared with $1,323,575 in 1994, a decrease of $18,278 or 1.4% from 1993.
This decrease is primarily attributable to the heavy tax burden placed on earnings this year. Earnings per share in 1995, 1994 and 1993 were $.42, $.44 and $.44 respectively. In the three-year period from 1993-1995, 277,681 shares of treasury stock ware canceled and retired. Average shares outstanding in 1995 were 2,774,013, in 1994 were 3,040,331 and in 1993 were 3,051,694.

     Management believes the existing legal matters as detailed in Note 10 of the Consolidated Financial Statements will have no significant impact on future earnings.

     The Russian joint venture is on hold pending financing from world banking sources which are still under consideration.

     No other significant financial matters are expected in future months which will have adverse material impact on earnings

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The accompanying Consolidated Financial Statements and related Schedules of the Registrant and its wholly-owned subsidiaries have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted.

Item 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants nor any disagreements.

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE Registrant

     This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 8, 1995, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1995 fiscal year.

Item 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 8, 1995, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1995 fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 8, 1995, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1995 fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 8, 1995, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1995 fiscal year.

                                    PART IV
                                    -------

Item 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report.

(1) Financial Statements: The following Consolidated Financial Statements of General Magnaplate Corporation and Report of Independent Auditors are incorporated by reference:

       Consolidated Balance Sheet - June 30, 1995 and 1994
       Consolidated Statement of Income - Fiscal Years Ended June 30, 1995, 1994
          and 1993
       Consolidated Statement of Shareholders'  Equity - Three-Year Period Ended
          June 30, 1995
       Consolidated  Statement of Cash Flows - Fiscal Years Ended June 30, 1995,
          1994 and 1993
       Notes to Consolidated Financial Statements
       Report of Independent Auditors
       Consent of Independent Auditors

(2) Financial Statement Schedules: The following financial statement schedule of General Magnaplate Corporation for the fiscal years ended June 30, 1995, 1994 and 1993 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of General Magnaplate Corporation.

      Schedule VIII            Valuation and Qualifying Accounts

(3) Exhibits: The Exhibits listed below are immediately following the financial statement schedule and are filed as part of, or incorporated by reference into, this Report.

          Exhibit No.             Description

               1                  List of Subsidiaries
               2                  Performance Graph

(b) Reports on Form 8-K: No reports were filed by the Company during the fiscal quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GENERAL MAGNAPLATE CORPORATION
                         ------------------------------
                                  (Registrant)

Date: September 20, 1995                     By: /s/ Charles P. Covino
      ------------------                       ---------------------------------
                                               Charles P. Covino
                                               Chairman, Board of Directors
                                               (Chief Executive Officer and
                                                  Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 20, 1995                      /s/ Candida C. Aversenti
      ------------------                   -------------------------------------
                                           Candida C. Aversenti
                                           President and Director


Date: September 20, 1995                      /s/ Edward A. Partenope, Jr.
      ------------------                   -------------------------------------
                                           Edward A. Partenope, Jr.
                                           Director


Date: September 20, 1995                      /s/ Susan E. DeFalco
      ------------------                   -------------------------------------
                                           Susan E. DeFalco
                                           Assistant Vice President
                                             and Principal Accounting Officer

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of General Magnaplate Corporation and Wholly-owned Subsidiaries of our report dated August 11, 1994, included in the 1995 Annual Report to Shareholders of General Magnaplate Corporation and Wholly-Owned Subsidiaries.

Our audits also included the financial statement schedule of General Magnaplate Corporation and Wholly-Owned Subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          /s/Mauriello, Franklin, & LoBrace P.C.

                                          MAURIELLO, FRANKLIN, & LoBRACE, P.C.


Springfield, New Jersey
August 14, 1995

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS


                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07091
                                     TELEPHONE (201) 379 5400 FAX (201) 379-3696



                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of General Magnaplate Corporation:

We have audited the accompanying consolidated balance sheets of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of June 30, 1995, and June 30, 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and Wholly-Owned subsidiaries at June 30, 1995 and June 30, 1994 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ Mauriello, Franklin, & LoBrace P.C.

August 11, 1995

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

           ASSETS                                      1995             1994
           ------                                  ------------     ------------
Current assets:
  Cash and cash equivalents ..................     $    369,276     $  1,332,266
  Marketable securities (Note 1) .............        4,128,758        2,741,331
  Accounts receivable -- trade, net of
    allowance for doubtful accounts of
    $106,000 (June 30, 1994-$111,000) ........        1,328,954        1,311,496
  Inventories (Note 1) .......................          271,518          275,250
  Prepaid expenses ...........................          170,141          150,116
  Other current assets .......................          292,814          171.583
                                                   ------------     ------------
      Total current assets ...................     $  6,561,461     $  5,982,042

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...............        5,427,711        5,773,515

Cash surrender value of officers' life
  insurance, net .............................          555,141          511,818

Note receivable - sale of land (Note 9) ......          235,000              -0-
other assets (Note 3) ........................          143,763          515,248
                                                   ------------     ------------
    Total assets .............................     $ 12,923,076     $ 12,782,623
                                                   ============     ============











                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

LIABILITIES AND STOCKHOLDERS' EQUITY                  1995                1994
------------------------------------             ------------        -------------
Current liabilities:
  Current maturity of long-term debt
    (Note 5) ............................        $    177,544         $    335,662
  Accounts payable ......................             193,360              190,413
  Accrued liabilities (Note 7) ..........             644,593              522,315
  Corporate income taxes payable ........             187,504               26,398
                                                 ------------         ------------
    Total current liabilities ...........        $  1,203,001         $  1,074,788
                                                 ------------         ------------
Long-term liabilities:
  Long-term debt (Note 5) ...............        $        -0-         $    175,682
  Rent security deposit .................               7,877                  -0-
  Accrued deferred compensation (Note 8)              810,000              702,000
                                                 ------------         ------------
    Total long-term liabilities .........        $    817,877         $    877,682
                                                 ------------         ------------
    Total liabilities ...................        $  2,020,878         $  1,952,470
                                                 ------------         ------------
Contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,774,013
    shares (1994--2,956,194 shares) .....        $    223,180         $    223,180
  Retained earnings .....................          10,798,949           10,727,996
  Foreign currency translation adjustment
    (Note 1) ............................            (119,931)            (121,023)
                                                 ------------         ------------

    Total stockholders' equity ..........        $ 10,902,198         $ 10,830,153
                                                 ------------         ------------

    Total liabilities and
      stockholders' equity ..............        $ 12,923,076         $ 12,782,623
                                                 ============         ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

                                                                                                   Foreign
                                                                                                   Currency
                                                         Common               Retained            Translation
                                                         Stock                Earnings            Adjustment
                                                        --------             -----------          -----------
Balance, July 1, 1992                                   $223,180             $ 8,891,423           $ (17,097)
  Net income for year ended
    June 30, 1993                                            -0-               1,341,853                 -0-
  Dividends paid                                             -0-               (244,136)                 -0-
Foreign currency translation
  adjustment                                                 -0-                     -0-             (38,869)
                                                        --------             -----------           ---------
Balance, June 30, 1993                                  $223,180             $ 9,989,140           $ (55,966)

  Net income for year ended
    June 30, 1994                                            -0-               1,323,575                 -0-
  Dividends paid                                             -0-               (122,068)                 -0-
  Acquisition and retirement of
    95,500 shares of treasury
    stock                                                    -0-               (462,651)                 -0-
Foreign currency translation
    adjustment                                               -0-                     -0-             (65,057)
                                                        --------             -----------           ---------
Balance, June 30, 1994                                  $223,180             $10,727,996           $(121,023)

  Net income for year ended
    June 30, 1995                                            -0-               1,217,305                 -0-
Dividends paid                                               -0-               (145,247)                 -0-
  Acquisition and retirement of
    182,181 shares of treasury
    stock                                                    -0-             (1,001,105)                 -0-
Foreign currency translation
    adjustment                                               -0-                    -0-                 1,092
                                                        --------             -----------           ----------
Balance, June 30, 1995                                  $223,180             $10,798,949           $(119,931)
                                                        ========             ===========           ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                        1995                1994                1993
                                    ------------        ------------        ------------
Gross revenue:
  Sales ....................        $  9,623,025        $  9,538,288        $  9,819,636
  Royalty and license income             225,658             243,692             230,119
  Investment and other
    income, net (Note 1) ...             200,174             111,154             252,957
                                    ------------        ------------        ------------
                                    $ 10,048,857        $  9,893,134        $ 10,302,712
                                    ------------        ------------        ------------
Costs and expenses:
  Cost of sales ............        $  3,912,387        $  3,804,162        $  4,013,573
  Selling and
    administration .........           3,392,307           3,383,838           3,390,322
  Depreciation and
    amortization ...........             619,238             628,002             732,459
  Interest .................              38,841              43,955              54,940
                                    ------------        ------------        ------------
                                    $  7,962,773        $  7,859,957        $  8,191,294
                                    ------------        ------------        ------------
Income before corporate
  income taxes .............        $  2,086,084        $  2,033,177        $  2,111,418

Corporate income taxes
  (Notes 1 and 6) ..........             868,779             709,602             769,565
                                    ------------        ------------        ------------
Net income .................        $  1,217,305        $  1,323,575        $  1,341,853
                                    ============        ============        ============
Earnings per share (Note 1)         $        .42        $        .44        $        .44
                                    ============        ============        ============
Weighted average shares
  outstanding (Note 1) .....           2,887,504           3,040,331           3,051,694
                                    ============        ============        ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                                                              1995               1994                1993
                                                          -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................        $ 1,217,305         $ 1,323,575         $ 1,341,853
                                                          -----------         -----------         -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..............        $   619,238         $   628,002         $   727,959
      Provision for losses on accounts receivable              17,635               2,000             (32,000)
      Allowance for unrealized losses on
        marketable securities ....................               --               252,564                --
      Loss (gain) on sale of marketable securities             19,271             (45,839)              4,147
      Gain on sale of land held for investment ...            (25,000)               --                  --
      Deferred taxes .............................             (1,133)            (82,376)            (64,444)
      Deferred compensation ......................            108,000             108,000             108,000
      Foreign currency translation adjustment ....              1,092             (65,057)            (38,869)
      Change in operating assets and liabilities:
        Marketable securities ....................         (1,406,698)               --                  --
        Accounts receivable ......................            (35,093)             47,147            (183,354)
        Inventories ..............................              3,732             (19,467)             (8,559)
        Other current assets .....................             15,683             (40,357)            (33,385)
        Accounts payable and accrued liabilities .            125,225             (40,401)           (154,604)
        Corporate income taxes ...................            166,471            (113,723)            118,413
        Rent security deposit ....................              7,877             (25,000)               --
                                                          -----------         -----------         -----------
          Total adjustments ......................        $  (383,700)        $   605,493         $   443,304
                                                          -----------         -----------         -----------
    Net cash provided by operating activities ....        $   833,605         $ 1,929,068         $ 1,785,157
                                                          -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities ...        $      --           $ 2,801,944         $   300,018
  Additions to marketable securities .............               --            (3,757,167)         (1,474,872)
  Additions to property, plant, and equipment ....           (268,647)           (259,900)           (199,033)
  Unimproved land held for investment ............               --                  --              (285,000)
  Reduction in (additions to) other assets .......             (4,473)             (5,693)             27,313
  Redemption of (additions to) cash surrender
    value life insurance .........................            (43,323)            667,078            (158,677)
                                                          -----------         -----------         -----------
    Net cash used in investing activities ........        $  (316,443)        $  (553,738)        $(1,790,251)
                                                          -----------         -----------         -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                                                                1995               1994                1993
                                                            -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank borrowing (payment) ..............        $     --           $   --              $   (75,000)
  Reduction in long-term debt ......................           (333,800)            (80,519)            (80,841)
  Acquisition of treasury stock ....................         (1,001,105)           (462,651)               --
  Dividends paid ...................................           (145,247)           (122,068)           (244,136)
                                                            -----------         -----------         -----------
    Net cash used in financing activities ..........        $(1,480,152)        $  (665,238)        $  (399,977)
                                                            -----------         -----------         -----------
Increase (decrease) in cash and
  cash equivalents .................................        $  (962,990)        $   710,092         $  (405,071)

Cash and cash equivalents, beginning of year .......          1,332,266             622,174           1,027,245
                                                            -----------         -----------         -----------
Cash and cash equivalents, end of year .............        $   369,276         $ 1,332,266         $   622,174
                                                            ===========         ===========         ===========
Supplementary cash flow data:
  Interest paid ....................................        $    38,841         $    43,955         $    54,940
  Income taxes paid ................................            702,308             966,537             715,596

Non-cash transactions:
   Sale of land in consideration for note receivable        $   310,000                 -0-                 -0-

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note l -- Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of General Magnaplate Corporation and its wholly-owned subsidiaries; accordingly all intercompany transactions and balances have been eliminated in consolidation.

Marketable Securities

     Effective July 1, 1994 all marketable securities are considered trading securities and are valued at fair market value in accordance with FAS 115. As of June 30, 1995 these securities were comprised of United States, Canadian and corporate bonds (46%), preferred and common stocks (27%), and stock mutual funds (27%). Market value exceeded cost by $41,466 at June 30, 1995.

     In prior years marketable securities were valued at the lower of cost or market resulting in an allowance for unrealized loss of $252,564 at June 30, 1994. There is no effect on retained earnings from the change in accounting principle.

Inventories

     Inventories   consist   principally  of  industrial  supplies  and  plating
solutions which are valued at the lower of FIFO cost or market and are included in Cost of Sales.

Depreciation and Amortization

     Property, plant and equipment are stated at cost and depreciation is provided principally on a straight line basis using estimated service lives of 3-5 years for transportation equipment, 5-10 years for factory machinery and office equipment, and 10-39 years for buildings and building improvements. Expenditures for renewals and betterments are capitalized. Items of identifiable property which are sold, retired, or otherwise disposed of are removed from the asset accounts, and any gains or losses thereon are reflected in income.

     Patents and trademarks are amortized on a straight line basis over periods not exceeding 17 years.

Corporate Income Taxes

     Taxes are provided based on income reported for financial statement purposes, including deferred taxes which are principally provided due to temporary differences between financial and tax reporting of certain revenue and expense items.

Company Earnings Per Share

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

Note 2 -- Property, Plant and Equipment

     Property, plant and equipment are as follows:

                                                            June 30,
                                                 -------------------------------
                                                     1995               1994
                                                 ------------       ------------
Land .....................................       $    805,350       $    805,350
Buildings ................................          3,366,208          3,366,208
Building improvements ....................          3,007,478          2,898,335
Factory machinery ........................          5,064,890          4,961,642
Office equipment .........................            822,687            805,340
Transportation equipment .................            224,440            232,399
                                                 ------------       ------------
Total ....................................       $ 13,291,053       $ 13,069,274
Less -- accumulated depreciation .........          7,863,342          7,295,759
                                                 ------------       ------------
Net ......................................       $  5,427,711       $  5,773,515
                                                 ============       ============

Note 3 -- Other Assets

     Other assets are as follows:

                                                                June 30,
                                                       -------------------------
                                                         1995             1994
                                                       --------         --------
Patents and trademarks, at
  cost, net of accumulated
  amortization ...............................         $ 30,414         $ 28,295
Unamortized deferred mortgage
 fees ........................................            1,178            3,612
Deferred income taxes ........................          112,171          198,341
Investment in unimproved land ................              -0-          285,000
                                                       --------         --------
                                                       $143,763         $515,248
                                                       ========         ========

Note 4 -- Note Payable - Bank

     The Company maintains an unsecured line of credit of $500,000 with Bank One, Racine, NA which expires October 31, 1995. As of June 30, 1995 and 1994, the Company owed $-0- against the line. Interest is charged at the prevailing prime business rate.

Note 5 -- Long-Term Debt

     Long-term debt is as follows:

                                                                                                  June 30,
                                                                                         ---------------------------
                                                                                           1995               1994
                                                                                         --------           --------
     Note payable Nations Bank in original amount of $650,000 secured by deed of trust on  Arlington,  Texas real estate and payable in equal  monthly  principal
installments  of  $5,000  together  with  interest   calculated  at  the  bank's
prevailing  prime  business  rate + 3/4% per annum  commencing  May 31, 1990 and
continuing until April 30, 1995 at which time the unpaid note was paid in full.          $    -0-           $315,000

     Note  payable  Bank one,  Racine,  NA in the  original  amount of  $260,000 secured by a first  mortgage  on Racine,  Wisconsin  real  estate and payable in equal monthly  installments of $2,955 commencing November 1, 1990 and continuing until October 1, 1995 at which time the note balance is due in full. Interest is computed at the bank's base lending rate plus  .4%  per annum subject to a floor
of 7% and a ceiling of 13% per annum.                                                     177,544            196,344
                                                                                         --------           --------
                                                                                         $177,544           $511,344

Less--debt due within one year                                                            177,544            335,662
                                                                                         --------           --------
Total long-term debt                                                                     $    -0-           $175,682
                                                                                         ========           ========

     Current maturities of long-term debt at June 30, 1995 for the five years ending June 30, 2000 are as follows: 1996 - $177,544; 1997 - $-0-; 1998 - $-0-;
1999 - $-0-; and 2000 - $-0-.

Note 6 -- Corporate Income Taxes

     Components of corporate income tax expense are as follows:

                                               Years Ended June 30,
                                    -------------------------------------------
                                       1995            1994             1993
                                    ---------        ---------        ---------
       Current:
          Federal ...........       $ 770,988        $ 700,189        $ 673,991
          State .............          98,925           91,789          160,018
          Foreign ...........             -0-              -0-              -0-
                                    ---------        ---------        ---------
                                    $ 869,913        $ 791,978        $ 834,009
                                    ---------        ---------        ---------
        Deferred:
          Federal ...........       $   3,658        $ (72,949)       $ (67,715)
          State .............          (4,792)          (9,427)           3,271
          Foreign ...........             -0-              -0-              -0-
                                    ---------        ---------        ---------
                                    $  (1,134)       $ (82,376)       $ (64,444)
                                    ---------        ---------        ---------
        Total ...............       $ 868,779        $ 709,602        $ 769,565
                                    =========        =========        =========

     A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax is as follows:

                                              Years Ended June 30,
                                    ----------------------------------------
                                       1995          1994            1993
                                    ---------      ---------       ---------
Based on U.S. statutory
  federal tax rate of 34% .......   $ 709,268      $ 691,280       $ 717,882
Increase (decrease) in taxes
  resulting from:
    State taxes, net of
      federal tax benefit .......      62,128         54,359         105,612
    Unutilized foreign loss
      (income) ..................      47,775        (34,028)        (50,031)
    Other .......................      26,348         (2,009)         (3,898)
    Unrealized investment losses       23,260            -0-             -0-
                                    ---------      ---------       ---------
         Total ..................   $ 868,779      $ 709,602       $ 769,565
                                    =========      =========       =========
Effective tax rate ..............        41.7%          34.9%           36.4%

     The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of approximately U.S. $225,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999 and 2002.

     Components of deferred tax assets (liabilities) are as follows:

                                                             June 30,
                                                   ----------------------------
                                                      1995              1994
                                                   ---------          ---------
Deferred compensation ....................         $ 340,200          $ 280,800
Bad debts and vacation pay ...............            49,692             52,323
Net unrealized losses ....................            37,612             93,023
Accelerated depreciation .................          (228,029)          (203,886)
                                                   ---------          ---------
                                                   $ 199,475          $ 222,260
Valuation allowance ......................               -0-             23,919
                                                   ---------          ---------
                                                   $ 199,475          $ 198,341
                                                   =========          =========
Reported as:
  Other current asset ....................            87,304                -0-
  Non-current asset ......................           112,171            198,341
                                                   ---------          ---------
                                                     199,475            198,341
                                                   =========          =========

Note 7 -- Accrued Liabilities

     Accrued liabilities are as follows:

                                                                June 30,
                                                       -------------------------
                                                          1995            1994
                                                       ---------       ---------
Compensation ...................................       $ 375,276       $ 216,368
Payroll, sales, and property taxes .............          73,247         101,408
401-K plan contribution ........................          44,014          57,705
Environmental and other costs ..................         152,056         146,834
                                                       ---------       ---------
                                                       $ 644,593       $ 522,315
                                                       =========       =========

Note 8 -- Employee Benefits

     The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $43,501 in 1995, $44,219 in 1994, and $44,143 in 1993.

     Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $406,683 in 1995, $379,722 in 1994, and $431,483 in 1993.

     In addition the Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer.

Note 9 -- Sale of Land to Related Party

     On June 30, 1995 the Texas real estate subsidiary sold 7 acres of unimproved land in Carrollton, Texas to a limited partnership controlled by a shareholder of the Company at an independently appraised price of $310,000.

     The Company received cash of $75,000 in July 1995 and an installment note receivable of $235,000 secured by a deed of trust on the Texas real estate. The note bears interest of 6.83% per annum collectible annually for three years. Thereafter the note shall be collected in (5) equal annual principal installments of $47,000 commencing July 1, 1999 with the final collection due July 1, 2004 plus interest of 6.83% per annum.

Note 10 -- Contingencies

Litigation

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

Environmental

     The Company is subject to extensive U.S. and Canadian federal, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate the storage and discharge of chemical materials into the environment. The Company has received various communications from regulatory authorities concerning certain environmental matters and believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

Concentrations of Credit Risk

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

Note 11 -- Related Party Transactions

     The Company was charged legal and computer consulting services by two outside directors of the Company in the ordinary course of business as follows:
1995 - $59,648; 1994 - $94,917; 1993 - $50,707.

Note 12 -- Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the years ended June 30, 1995 and 1994 is as follows:

                                                   Quarter Ended
 Year Ended               ----------------------------------------------------------------
June 30, 1995              Sept. 30          Dec. 31           March 31          June 30
                          ----------        ----------        ----------        ----------
Gross revenue ....        $2,434,985        $2,264,688        $2,534,049        $2,815,135
Gross profit .....         1,273,211         1,439,000         1,472,143         1,526,284
Net income .......           272,822           164,841           313,588           466,054

Earnings per share        $      .09        $      .06        $      .11        $      .17

                                                   Quarter Ended
 Year Ended               ----------------------------------------------------------------
June 30, 1994              Sept. 30          Dec. 31           March 31          June 30
                          ----------        ----------        ----------        ----------
Gross revenue ....        $2,464,196        $2,593,560        $2,356,561        $2,478,817
Gross profit .....         1,373,359         1,387,793         1,489,145         1,483,829
Net income .......           306,147           326,813           281,662           408,953

Earnings per share        $      .10        $      .11        $      .09        $      .14


                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

Schedule VIII -- Valuation and Qualifying Accounts

Column A                                  Column B             Column C           Column D          Column E
--------                                 ----------           ----------         ----------        ----------
                                         Balance At           Charged To                           Balance At
                                          Beginning            Costs and             (A)             End Of
Classification                             Of Year             Expenses          Deductions           Year
--------------                           ----------           ----------         ----------        ----------
Year ended June 30, 1995:
-------------------------
   Allowance for doubtful
      accounts                            $111,000             $17,636             $22,636          $106,000
   Accumulated
      amortization:
      Patents                               77,362               2,353                  --            79,715
      Mortgage finance
         costs and fees                     11,427               2,434              10,449             3,412
   Allowance for unrealized
      loss (gain)-marketable
      securities                           252,565             252,565             (41,466)          (41,466)


Year ended June 30, 1994:
-------------------------
   Allowance for doubtful
      accounts                            $109,000             $27,921             $25,921          $111,000
   Accumulated
      amortization:
      Patents                               74,440               2,922                  --            77,362
      Mortgage finance
        costs and fees                       8,618               2,809                  --            11,427
   Allowance for unrealized
      loss--marketable
      securities                                --             252,565                  --           252,565

Year ended June 30, 1993:
-------------------------
   Allowance for doubtful
      accounts
      Trade                               $ 77,053             $49,385             $17,438          $109,000
      Note receivable                           --              33,528                  --            33,528
   Accumulated
      amortization:
      Patents                               72,247               2,193                  --            74,440
      Mortgage finance
         costs and fees                      5,810               2,808                  --             8,618

                                   EXHIBIT 1


SUBSIDIARIES OF GENERAL MAGNAPLATE CORPORATION

General Magnaplate Texas, Inc.
801 Avenue G East
Arlington, Texas 76011

General Magnaplate California
2707 Palma Drive
Ventura, California 93003

General Magnaplate Wisconsin, Inc.
2924 Rapids Drive
Racine, Wisconsin 53404

General Magnaplate Canada, Ltd.
119 McMaster Avenue
Ajax, Ontario Canada L1S 2E6

GMIC, Corp.
1331 U.S. Route 1
Linden, New Jersey 07036

Theoretical Research Institute
1331 U.S. Route 1
Linden, New Jersey 07036

Tufram, Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty Co., Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty of Texas, Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty California
1331 U.S. Route l
Linden, New Jersey 07036

Candida Realty Wisconsin, Inc.
1331 U.S. Route l
Linden, New Jersey 07036

                                   EXHIBIT 2

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                      ---------------------- FISCAL YEAR ENDING -----------------------
COMPANY                               1990          1991           1992          1993           1994            1995
GENERAL MAGNAPLATE CP                  100         106.35          70.94         81.87          104.32           113.52
INDUSTRY INDEX                         100          78.61         106.47        139.57          196.10          295.54
BROAD MARKET                           100          94.22         101.52        124.62          136.66          160.27




THE BROAD MARKET INDEX CHOSEN WAS:
NASDAQ MARKET INDEX

THE INDUSTRY INDEX CHOSEN WAS:
SIC CODE 347 - COATING, ENGRAVING, & ALLIED SERVICES

THE CURRENT COMPOSITION OF THE INDEX IS AS FOLLOWS:

AZTEC MANUFACTURING CO
BMC IND INC
GENERAL MAGNAPLATE CP
HARVEY UNIVERSAL INC
KINARK CP
MARGATE IND INC
MATERIAL SCIENCES CP

















SOURCE:  MEDIA GENERAL FINANCIAL SERVICES
         P.O. BOX 85333
         RICHMOND, VA  23293
         PHONE: 1-(800) 446-7922
         FAX:   1-(804) 649-6097