Form 10-Q
period 1995-09-30
GENERAL MAGNAPLATE CORP
filed 1995-11-13
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995
                                -------------------

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

Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 1995:

Common Stock, No Par Value                                   2,736,863
--------------------------                               ------------------
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the registrant's Form 10-Q for the quarter ended 3/31/95 it was stated:

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

CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                            TELEPHONE (201) 379-5400     FAX (201) 379-3696


                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
    General Magnaplate Corporation:

   We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of September 30, 1995 and the related consolidated statement of stockholders' equity for the three months ended September 30, 1995 and the related consolidated statements of income and cash flows for the three months ended September 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

   A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the September 30, 1995 and 1994 statements.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

   Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the three months ended September 30, 1995 and 1994 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

   The balance sheet for the year ended June 30, 1995 was audited by us, and we expressed an unqualified opinion on them in our report dated August 11, 1995. We have not performed any auditing procedures on the balance sheet since August 11, 1995.

                                         /s/ Mauriello, Franklin & LoBrace, P.C.

October 26, 1995

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    September 30,     June 30,
                                                        1995            1995
                                                     -----------     -----------
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents ....................     $ 1,260,955     $   369,276
  Marketable securities (Note 1) ...............       3,772,822       4,128,758
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $134,000 (June 30, 1995-$106,000) ..........       1,300,805       1,328,954
  Inventories (Note 1) .........................         272,084         271,518
  Prepaid expenses .............................         162,412         170,141
  Other current assets .........................         135,930         292,814
                                                     -----------     -----------

      Total current assets .....................     $ 6,905,008     $ 6,561,461

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) .................       5,354,006       5,427,711

Cash surrender value of officers' life
  insurance, net ...............................         555,141         555,141

Note receivable - sale of land (Note 9) ........         235,000         235,000

Other assets (Note 3) ..........................         166,834         143,763
                                                     -----------     -----------

    Total assets ...............................     $13,215,989     $12,923,076
                                                     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,     June 30,
                                                      1995            1995
                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Note payable--bank (Note 5) ................    $    174,431     $    177,544
  Accounts payable ...........................         225,193          193,360
  Accrued liabilities (Note 7) ...............         577,181          644,593
  Corporate income taxes payable .............         196,309          187,504
  Dividends payable ..........................         138,691              -0-
                                                  ------------     ------------
    Total current liabilities ................    $  1,311,805     $  1,203,001
                                                  ------------     ------------

Long-term liabilities:
  Rent security deposit ......................    $      7,877     $      7,877
  Accrued deferred compensation (Note 8) .....         837,000          810,000
                                                  ------------     ------------

    Total long-term liabilities ..............    $    844,877     $    817,877
                                                  ------------     ------------

    Total liabilities ........................    $  2,156,682     $  2,020,878
                                                  ------------     ------------

Contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,736,863
    shares (June 30, 1995--2,774,013
    shares) ..................................    $    223,180     $    223,180
  Retained earnings ..........................      10,959,919       10,798,949
  Foreign currency translation adjustment
    (Note 1) .................................        (123,792)        (119,931)
                                                  ------------     ------------

    Total stockholders' equity ...............    $ 11,059,307     $ 10,902,198
                                                  ------------     ------------

    Total liabilities and
      stockholders' equity ...................    $ 13,215,989     $ 12,923,076
                                                  ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED SEPTEMBER 30, 1995

                                                                   Foreign
                                                                   Currency
                                       Common       Retained       Translation
                                       Stock        Earnings       Adjustment
                                      --------    ------------     ------------
Balance,
   July 1, 1995 ..................    $223,180     $10,798,949      $  (119,931)

Add--net income ..................         -0-         335,555              -0-

Less--foreign currency
   translation adjustment ........         -0-             -0-           (3,861)

Less--dividends ..................         -0-       (138,691)              -0-

Less--acquisition and
   retirement of 7,150
   shares of treasury stock ......         -0-        (35,894)              -0-
                                      --------    ------------     ------------

Balance,
   September 30, 1995 ............    $223,180    $10,959,919      $  (123,792)
                                      ========    ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         1995            1994
                                                      ----------      ----------
Gross revenue:
  Sales ........................................      $2,426,331      $2,228,448
  Royalty income ...............................          41,398          20,371
  Investment and other income, net .............         144,336         186,166
                                                      ----------      ----------
                                                      $2,612,065      $2,434,985
                                                      ----------      ----------

Costs and expenses:
  Cost of sales ................................      $  986,569      $  955,237
  Selling and administration ...................         936,107         883,947
  Depreciation and amortization ................         155,306         153,287
  Interest .....................................           4,128          10,492
                                                      ----------      ----------
                                                      $2,082,110      $2,002,963
                                                      ----------      ----------

Income before corporate income taxes ...........      $  529,955      $  432,022

Corporate income taxes (Notes 1 and 6) .........         194,400         159,200
                                                      ----------      ----------

Net income .....................................      $  335,555      $  272,822
                                                      ==========      ==========

Earnings per share (Note 1) ....................      $      .12      $      .09
                                                      ==========      ==========

Weighted average shares outstanding ............       2,742,656       2,956,194
                                                       =========       =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         1995           1994
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................   $   335,555    $   272,822
                                                     -----------    -----------
  Adjustments to reconcile net
    income to net cash provided by (used
    in) operating activities:
      Depreciation and amortization ..............   $   155,306    $   153,287
      Reserve for unrealized gain ................       (73,249)      (150,675)
      Deferred taxes .............................       (16,600)        (8,000)
      Allowance for doubtful accounts ............        34,293         14,270
      Accrued deferred compensation ..............        27,000         27,000
      Foreign exchange translation adjustment ....        (3,861)        28,836
      Increase (decrease) in cash resulting
       from changes in current assets and
       liabilities:
         Marketable securities ...................       429,185     (1,121,221)
         Accounts receivable .....................        (6,144)         4,490
         Inventories .............................          (566)          (709)
         Other current assets ....................        26,837        124,615
         Accounts payable and accrued
           liabilities ...........................       (35,579)        37,607
         Corporate income taxes payable ..........        64,276        100,174
                                                     -----------    -----------
         Total adjustments .......................   $   600,898    $  (790,326)
                                                     -----------    -----------
    Net cash provided by (used in)
      operating activities .......................   $   936,453    $  (517,504)
                                                     -----------    -----------

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         1995           1994
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant,
    and equipment, net ...........................   $   (79,791)   $  (137,683)
  Additions to patents and trademarks ............          (976)        (1,295)
  Collection of note receivable-sale of land .....        75,000            -0-
                                                     -----------    -----------
    Net cash used in investing activities ........   $    (5,767)   $  (138,978)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction in long-term debt ....................   $    (3,113)   $   (19,929)
  Acquisition of treasury stock ..................       (35,894)           -0-
                                                     -----------    -----------
    Net cash used in financing activities ........   $   (39,007)   $   (19,929)
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH ......................   $   891,679    $  (676,411)

  Cash and cash equivalents,
    beginning of period ..........................       369,276      1,332,266
                                                     -----------    -----------
  Cash and cash equivalents,
    end of period ................................   $ 1,260,955    $   655,855
                                                     ===========    ===========
Supplementary data:
  Interest paid ..................................   $     4,128    $    10,492
  Corporate income taxes paid ....................   $   146,224    $    67,028

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

Note 2 -- Property, Plant and Equipment

   Property, plant and equipment are as follows:

                                                 September 30,        June 30,
                                                    1995                1995
                                                 -----------         -----------
Land ...................................         $   805,350         $   805,350
Buildinqs ..............................           3,366,208           3,366,208
Building improvements ..................           3,015,980           3,007,478
Factory machinery ......................           5,110,818           5,064,890
Office equipment .......................             832,336             822,687
Transportation equipment ...............             242,636             224,440
                                                 -----------         -----------
Total ..................................         $13,373,328         $13,291,053
Less--accumulated
  depreciation .........................           8,019,322           7,863,342
                                                 -----------         -----------

Net ....................................         $ 5,354,006         $ 5,427,711
                                                 ===========         ===========

Note 3 -- Other Assets

Other assets are as follows:

                                                     September 30,      June 30,
                                                         1995             1995
                                                       --------         --------
Patents and trademarks, at
  cost, net of accumulated
  amortization ...............................         $ 30,759         $ 30,414
Unamortized deferred mortgage
 fees ........................................              -0-            1,178
Deferred income taxes ........................          136,075          112,171
                                                       --------         --------
                                                       $166,834         $143,763
                                                       ========         ========

Note 4 -- Note Payable - Bank

The Company maintains an unsecured line of credit of $500,000 with Bank One, Racine, NA which expires October 31, 1995. As of September 30, 1995 and June 30, 1995, the Company owed $-0- against the line. Interest is charged at the prevailing prime business rate.

Note 5--Note Payable - Bank

This obligation is as follows:

                                                      September 30,     June 30,
                                                         1995             1995
                                                      -------------    ---------
     Note payable Bank One,  Racine,  NA
in  the  original   amount  of  $260,000
secured by a first  mortgage  on Racine,
Wisconsin  real  estate  and  payable in
equal  monthly  installments  of  $2,955
commencing    November   1,   1990   and
continuing  until  October  1,  1995  at
which  time the note  balance  is due in
full. Interest is computed at the bank's
base  lending  rate  plus .4% per  annum
subject  to a floor of 7% and a  ceiling
of 13% per annum.                                       $174,431        $177,544
                                                        --------        --------

                                                        $174,431        $177,544
   Less--debt due within one year                        174,431         177,544
                                                        --------        --------

   Total long-term debt                                 $    -0-        $    -0-
                                                        ========        ========

Note 6--Corporate Income Taxes

Components of corporate income taxes are as follows:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  1995                   1994
                                               ---------              ---------
Current:
  Federal ........................             $ 185,700              $ 137,300
  State ..........................                25,300                 29,900
  Foreign ........................                   -0-                    -0-
                                               ---------              ---------
                                               $ 211,000              $ 167,200
                                               ---------              ---------
Deferred:
  Federal ........................             $ (12,900)             $  (6,200)
  State ..........................                (3,700)                (1,800)
  Foreign ........................                   -0-                    -0-
                                               ---------              ---------
                                               $ (16,600)             $  (8,000)
                                               ---------              ---------
Total ............................             $ 194,400              $ 159,200
                                               =========              =========

   A reconciliation of the provision for corporate income taxes compared with the amounts at the US statutory tax is as follows:

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  1995                1994
                                                ---------          ---------
Based on U.S. statutory federal
  tax rate of 34% ........................      $ 180,181          $ 146,887
Increase (decrease) in taxes
  resulting from:
    State taxes, net of federal
      tax benefit ........................         14,256             18,569
    Foreign loss carryover ...............            -0-             (6,256)
    Non-deductible expenses ..............            (37)               -0-
                                                ---------          ---------
Total ....................................      $ 194,400          $ 159,200
                                                =========          =========

Effective tax rate .......................           36.7%              36.8%

   The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of approximately U.S. $225,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999 and 2002. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

Note 7 -- Accrued Liabilities

   Accrued liabilities are as follows:

                                                      September 30,     June 30,
                                                          1995            1995
                                                        --------        --------
Compensation ...................................        $253,035        $375,276
Payroll, sales, and property taxes .............         109,262          73,247
401-K plan contribution ........................          64,176          44,014
Environmental and other costs ..................         150,708         152,056
                                                        --------        --------
                                                        $577,181        $644,593
                                                        ========        ========


Note 8 -- Employee Benefits

   The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $14,254 in 1995 and $13,287 in 1993.

   Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $106,775 in 1995 and $70,677 in 1994.

   In addition the Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit or $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer.


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

   Environmental

   The Company is subject to extensive U.S. and Canadian federal, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate the storage and discharge of chemical materials into the environment. The Company has received various communications from regulatory authorities concerning certain environmental matters and believes that the costs of these matters are not reasonably likely to have a material adverse effect an the Company's consolidated financial condition, results of operations, or liquidity.

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


Note 11 -- Related Party Transactions

   The Company was charged legal and computer consulting services by two outside directors of the Company in the ordinary course of business as follows: 1995 - $8,906 and 1994 - $19,772.

     Item 2A - Management's Discussion and Analysis of Financial Position:

Financial Condition
Liquidity and Capital Resources
Three-Months ended September 1995

   Cash and cash equivalents increased by $1,260,955 from June 30, 1995 to September 30, 1995, while net cash increased $891,679 from the $676,411 decrease reported the same period last year. Of this, $936,453 net cash was provided by the operating activities of the first three months, $5,767 was used by investing activities and $39,007 was used by financing activities. During the three months, the registrant's investment activities comprised $80,767 used for additions to property, plant and equipment, and for additions to patents and trademarks. $75,000 was provided by the collection of a note receivable on the sale of land. The use of cash for financing activities was primarily made up by the acquisition of treasury stock.

   In September of 1995 a $.05 per share dividend was declared and is payable in the second quarter.

   Working capital of $5,593,203 decreased $234,743 during the three months and the working capital ratio decreased to 5.26 to 1 from 5.45 to 1 at June 30, 1995.

   Stockholders' equity per share at September 30, 1995 increased 2.8% to $4.04 per share compared with $3.93 per share at June 30, 1995. During the first three months, 7,150 shares held in the treasury at the cost of $35,894 were retired and canceled.

   Management believes that internal cash flow and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures that will have significant impact on future cash flows.

    Item 2B - Management's Discussion and Analysis of Results of Operations:

        Quarter -- September 30, 1995 compared with September 30, 1994:

   Sales rose this quarter as reflected in the current period sales of $2,426,331, an increase of $197,883 or 8.9% from the same quarter last year. Sales at all locations increased during the three-month period and Management expects this positive trend to continue through the remainder of the year. Royalty and investment and other income for the first quarter were $41,398 and $144,336 compared with $20,371 and $186,166 from last year's first quarter. The $21,027 increase in royalty income is a direct result of a renewal of a previously expired license, addition of new licenses by existing licensees and higher sales volume. Negotiations are continuing to take place regarding potential new licensees. Although, investment income is down slightly this is attributable to a stronger cash position, and a switch to a high yield, fixed income investment portfolio which is less susceptible to extreme market fluctuations.

   Reflecting the above, gross revenue for the latest quarter of this year of $2,612,065 increased $177,080 or 7.3 % from the same quarter last year.

   Total costs and expenses were $2,082,110 in the first quarter an increase of $79,147 or 3.9% from the same period last year. Management has successfully stabilized costs in direct proportion to revenue and continues to monitor spending.

   Income before corporate income taxes was $529,955 in this year's first quarter, an increase of $97,933 or 22.7% from the $432,022 achieved in last year's first quarter. Corporate income taxes and the effective tax rate for the period were $194,400 and 36.7% respectively, compared with $159,200 and 36.8% in the first quarter of last year.

   Based on the above, net income in the first quarter of this year of $335,555 increased $62,733 or 23.0% from the $272,822 in the same period last year.

   Earnings per share were up 33% in this year's first quarter (or $.12 compared to $.09 in last year's first quarter). In the first three months 7,150 shares of treasury stock were retired and canceled, resulting in a weighted average of shares outstanding of 2,742,656 compared with 2,956,194 for the same period last year.

   Management believes the existing legal matters as detailed in note 10 to the consolidated financial statements will have no significant impact on future earnings.

   The Russian joint venture is on hold pending financing from world banking sources which are still under consideration.

   Continuing discussions are in progress with principals & partners in Beijing, China regarding a future joint venture.

   No other significant financial matters are expected in future months that will have an adverse impact on earnings.

ITEM 5 - OTHER INFORMATION

Press Release

November 9, 1995                                  GENERAL MAGNAPLATE CORPORATION


           Three Months Report to Shareholders -- September 30, 1995
           ---------------------------------------------------------

   Gross revenues rose 9% over the prior year's first quarter, indicating the steady increase we expect to continue into 1996. Gross income before taxes increased by 22.7%. Stockholders equity rose from $3.93 to $4.04 and working capital is now 5.26 to 1.

   Earnings per share increased by 33% in this quarter, from $0.09 last year to $0.12 for this period.


       Condensed Statement of Income for Three Months Ended September 30
       -----------------------------------------------------------------

                                                      1995               1994
                                                   ----------         ----------
Gross Revenue ............................         $2,612,065         $2,434,985
Income Before Taxes ......................            529,955            432,022
Net Income ...............................            335,555            272,822
Net Income Per Share .....................                .12                .09
Average Shares Outstanding ...............          2,742,656          2,956,194

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


                                                  GENERAL MAGNAPLATE CORPORATION
                                                  ------------------------------
                                                            (Registrant)

DATE   11/10/95
    ---------------

/s/ Candida C. Aversenti
------------------------------
Candida C. Aversenti
President



DATE   11/10/95
    ---------------

/s/ Susan E. DeFalco
------------------------------
Susan E. DeFalco
Chief Accounting Officer