Form 10-Q
period 1995-12-31
GENERAL MAGNAPLATE CORP
filed 1996-02-12
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1995
                                -----------------

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

Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996:

Common Stock, No Par Value                                   2,691,474
--------------------------                               ------------------
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the registrant's Form 10-Q for the quarter ended 9/30/95 it was stated:

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

ITEM 4 - Submission of Matters to a Vote of Security Holders - Minutes of Annual Meeting of Shareholders Enclosed

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

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                                 TELEPHONE (201) 379-5400     FAX (201) 379-3696


                           ACCOUNTANTS' REVIEW REPORT


To The Board of Directors of
    General Magnaplate Corporation:

        We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of December 31, 1995 and the related consolidated statement of stockholders' equity for the six months ended December 31, 1995 and the related consolidated statements of income and cash flows for the six months ended December 31, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

        A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the December 31, 1995 and 1994 statements.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

        Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the six months ended December 31, 1995 and 1994 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

        The balance sheet for the year ended June 30, 1995 was audited by us, and we expressed an unqualified opinion on it in our report dated August 12, 1995. We have not performed any auditing procedures on the balance sheet since August 12, 1995.

                                               /s/ Mauriello, Franklin & LoBrace

January 29, 1996

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,      June 30,
                                                         1995           1995
                                                     -----------     -----------
         ASSETS
         ------
Current assets:
  Cash and cash equivalents ....................     $   426,652     $   369,276
  Marketable securities (Note 1) ...............       4,149,718       4,128,758
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $122,000 (June 30, 1995-$l06,000) ..........       l,354,579       1,328,954
  Inventories (Note 1) .........................         271,662         271,518
  Prepaid expenses .............................         148,218         170,141
  Other current assets .........................         226,585         292,814
                                                     -----------     -----------
      Total current assets .....................     $ 6,577,414     $ 6,561,461

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) .................       5,270,599       5,427,711

Cash surrender value of officers' life
  insurance, net ...............................         555,141         555,141

Note receivable - sale of land (Note 8) ........         235,000         235,000

Other assets (Note 3) ..........................         185,186         143,763
                                                     -----------     -----------
    Total assets ...............................     $12,823,340     $12,923,076
                                                     ===========     ===========

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,       June 30,
                                                      1995             1995
                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Note payable--bank (Note 4) ................    $       --       $    177,544
  Accounts payable ...........................         197,102          193,360
  Accrued liabilities (Note 6) ...............         545,679          644,593
  Corporate income taxes payable .............            --            187,504
                                                  ------------     ------------
    Total current liabilities ................    $    742,781      $ 1,203,001
                                                  ------------     ------------
Long-term liabilities:
  Rent security deposit ......................    $      7,877     $      7,877
  Accrued deferred compensation (Note 7) .....         901,968          810,000
                                                  ------------     ------------
    Total long-term liabilities ..............    $    909,845     $    817,877
                                                  ------------     ------------

    Total liabilities ........................    $  1,652,626     $  2,020,878
                                                  ------------     ------------
Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,691,474
    shares (June 30, 1995--2,744,013
    shares) ..................................    $    223,180     $    223,180
  Retained earnings ..........................      11,067,948       10,798,949
  Foreign currency translation adjustment
    (Note 1) .................................        (120,414)        (119,931)
                                                  ------------     ------------

    Total stockholders' equity ...............    $ 11,170,714     $ 10,902,198
                                                  ------------     ------------

    Total liabilities and
      stockholders' equity ...................    $ 12,823,340     $ 12,923,076
                                                  ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31. 1995

                                                                   Foreign
                                                                   Currency
                                      Common         Retained      Translation
                                      Stock          Earnings      Adjustment
                                   ------------    ------------    ------------
Balance,
   July 1, 1995 ................   $    223,180    $ 10,798,949    $   (119,931)

Add--net income ................            -0-         694,919             -0-

Add--foreign currency
   translation adjustment ......            -0-             -0-            (483)

Less--dividends paid ...........                       (137,330)

Less-purchase and retirement
   of 52,539 treasury shares ...            -0-        (288,590)            -0-
                                   ------------    ------------    ------------
Balance,
   December 31, 1995 ...........   $    223,180    $ 11,067,948    $   (120,414)
                                   ============    ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                       Six Months Ended                    Three Months Ended
                                          December 31,                         December 31,
                                ------------------------------        ------------------------------
                                   1995               1994                 1995               1994
                                -----------        -----------         -----------        -----------
Gross revenue:
  Sales ................        $ 4,847,152        $ 4,633,451         $ 2,420,821        $ 2,405,003
  Royalty and license
    income .............            136,412             80,000              95,014             59,629
  Investment and other
    income, net (Note 1)            336,712            (13,778)            192,376           (199,944)
                                -----------        -----------         -----------        -----------
                                $ 5,320,276        $ 4,699,673         $ 2,708,211        $ 2,264,688
                                -----------        -----------         -----------        -----------
Costs and expenses:
  Cost of sales ........        $ 1,964,089        $ 1,921,240         $   977,520        $   966,003
  Selling and
    administration .....          1,955,878          1,741,154           1,019,771            857,207
  Depreciation and
    amortization .......            300,676            307,342             145,370            154,055
  Interest .............              5,414             21,274               1,286             10,782
                                -----------        -----------         -----------        -----------
                                $ 4,226,057        $ 3,991,010         $ 2,143,947        $ 1,988,047
                                -----------        -----------         -----------        -----------
Income before corporate
  income taxes .........        $ 1,094,219        $   708,663         $   564,264        $   276,641

Corporate income taxes
  (Notes 1 and 5) ......            399,300            271,000             204,900            111,800
                                -----------        -----------         -----------        -----------
Net income .............        $   694,919        $   437,663         $   359,364        $   164,841
                                ===========        ===========         ===========        ===========
Earnings per share
  (Note 1) .............        $       .25        $       .15         $       .13        $       .06
                                ===========        ===========         ===========        ===========

Weighted average shares
  outstanding ..........          2,731,770          2,947,716           2,720,884          2,939,237
                                  =========          =========           =========          =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995           1994
                                                      ---------       ---------
CASH FROM OPERATING ACTIVITIES:
  Net income ...................................      $ 694,919       $ 437,663
                                                      ---------       ---------
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Unrealized investment losses (income) .....    $   (97,771)         81,149
     Depreciation and amortization .............        300,676         307,342
     Deferred taxes ............................        (33,200)        (15,100)
     Accrued deferred compensation .............         91,968          54,000
     Foreign currency translation
       adjustment ..............................            483         (16,848)
     Allowance for doubtful accounts ...........         39,000          27,700
     Increase (decrease) in cash
      resulting from changes in current
      assets and liabilities:
        Accounts receivable ....................        (64,625)       (131,531)
        Inventories ............................           (144)            338
        Other current assets ...................         79,882          33,925
        Accounts payable and accrued
          liabilities ..........................        (95,172)        (16,896)
        Corporate income taxes payable .........       (187,504)        (26,398)
        Rent security deposit ..................           --             7,894
                                                    -----------     -----------
         Total adjustments .....................    $    33,593     $   305,575
                                                    -----------     -----------
    Net cash provided by
      operating activities .....................    $   728,512     $   743,238
                                                    -----------     -----------

CASH FROM INVESTING ACTIVITIES:
 Sales of (additions to) marketable
    securities .................................    $    76,811     $(1,124,317)
  Additions to property,
    plant, and equipment .......................       (141,107)       (197,935)
  Additions to patent costs
    and other assets ...........................         (3,376)         (1,595)
  Proceeds-cash value--life insurance ..........           --            24,766
                                                    -----------     -----------
    Net cash used in investing
      activities ...............................    $   (67,672)    $(1,299,081)
                                                    -----------     -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995           1994
                                                      ---------       ---------

CASH FROM FINANCING ACTIVITIES:
  Reduction in long-term debt ..................    $  (177,544)    $   (39,650)
  Purchase and retirement of
   treasury shares .............................       (288,590)       (108,754)
  Dividends paid ...............................       (137,330)            -0-
                                                    -----------     -----------
    Net cash used in financing activities ......    $  (603,464)    $  (148,404)
                                                    -----------     -----------

INCREASE (DECREASE) IN CASH ....................    $    57,376     $  (704,247)
  Cash and cash equivalents, beginning .........        369,276       1,332,266
                                                    -----------     -----------
  Cash and cash equivalents, ending ............    $   426,652     $   628,019
                                                    ===========     ===========

Supplemental cash flow data:
  Interest paid ................................    $     5,414     $    21,274
  Income taxes paid ............................    $   563,920     $   413,274

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                      AND
                           WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of General Magnaplate Corporation and its wholly-owned subsidiaries; accordingly all intercompany transactions and balances have been eliminated in consolidation.

Marketable Securities

        Effective July 1, 1994 marketable securities are all considered trading securities and are reported at fair market value in accordance with Financial Accounting Standard 115 issued by the Financial Accounting Standards Board of the American Institute of Certified Public Accountants.

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

Note 2--Property, Plant and Equipment

        Property, plant and equipment are as follows:

                                                   December 31,        June 30,
                                                       1995              1995
                                                   -----------       -----------
Land .......................................       $   805,350       $   805,350
Buildings ..................................         3,366,208         3,366,208
Building improvements ......................         3,053,214         3,007,478
Factory machinery ..........................         5,129,050         5,064,890
Office equipment ...........................           835,786           822,687
Transportation equipment ...................           242,510           224,440
                                                   -----------       -----------
Total ......................................       $13,432,118       $13,291,053
Less--accumulated depreciation .............         8,161,519         7,863,342
                                                   -----------       -----------
Net ........................................       $ 5,270,599       $ 5,427,711
                                                   ===========       ===========

Note 3--Other Assets

        Other assets are as follows:

                                                      December 31,      June 30,
                                                          1995            1995
                                                        --------        --------
Patents and trademarks, at cost,
  net of accumulated amortization ..............        $ 32,511        $ 30,414
Unamortized deferred mortgage fees .............             -0-           1,178
Deferred income taxes ..........................         152,675         112,171
                                                        --------        --------
                                                        $185,186        $143,763
                                                        ========        ========

Note 4--Note Payable Bank

        This obligation is as follows:

                                                              December 31,     June 30,
                                                                 1995           1995
                                                              ------------     --------
        Note payable Bank One, Racine, NA in the
original  amount of $260,000  secured by a first
mortgage  on Racine,  Wisconsin  real estate and
payable in equal monthly  installments of $2,955
commencing November 1, 1990 and continuing until
October 1, 1995 at which  time the note  balance
is due in  full.  Interest  is  computed  at the
bank's  base  lending  rate  plus .4% per  annum
subject  to a floor of 7% and a  ceiling  of 13%
per annum.  The note was paid off on October 29,
1995. ................................................           $ -0-         $177,544

                                                                               $177,544
Less--debt due within one year .......................             -0-          177,544
                                                                 -----         --------
Total long-term debt .................................           $ -0-         $    -0-
                                                                 =====         ========

Note 5--Corporate Income Taxes

Components of corporate income taxes are as follows:

                             Six Months Ended             Three Months Ended
                         ------------------------      ------------------------
                                December 31,                 December 31,
                         ------------------------      ------------------------
                            1995           1994           1995          1994
                         ---------      ---------      ---------      ---------
Current:
  Federal ..........     $ 385,600      $ 241,900      $ 199,900      $ 104,600
  State ............        46,900         44,200         21,600         14,301
  Foreign ..........           -0-            -0-            -0-            -0-
                         ---------      ---------      ---------      ---------
                         $ 432,500      $ 286,100      $ 221,500      $ 118,901
                         ---------      ---------      ---------      ---------
Deferred:
  Federal ..........     $ (25,400)     $ (11,700)     $ (12,500)     $  (5,500)
  State ............        (7,800)        (3,400)        (4,100)        (1,600)
  Foreign ..........           -0-            -0-            -0-            -0-
                         ---------      ---------      ---------      ---------
                         $ (33,200)     $ (15,100)     $ (16,600)     $  (7,100)
                         ---------      ---------      ---------      ---------
Total ..............     $ 399,300      $ 271,000      $ 204,900      $ 111,801
                         =========      =========      =========      =========

        A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                                     Six Months Ended       Three Months Ended
                                   --------------------    --------------------
                                        December 31,           December 31.
                                   --------------------    --------------------
                                     1995        1994        1995        1994
                                   --------    --------    --------    --------
Based on U.S. ..................
  statutory federal
  tax rate .....................   $372,000    $240,900    $191,819    $ 94,013
Increase (decrease)
  in taxes resulting
  from:
    State taxes, net of
      federal tax benefit ......     25,800      24,700      11,544       6,131
    Non-deductible expenses ....      1,500       5,400       1,537      11,656
                                   --------    --------    --------    --------

        Total ..................   $399,300    $271,000    $204,900    $111,800
                                   ========    ========    ========    ========
        Effective tax
          rate .................       36.5%       38.3%       36.3%       40.4%

        The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $225,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999 and 2002. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

Note 6--Accrued Liabilities

        Accrued liabilities are as follows:

                                                      December 31,      June 30,
                                                          1995            1995
                                                        --------        --------
Compensation ...................................        $283,365        $375,276
Payroll, sales, and property taxes .............          29,109          73,247
401-K plan contribution ........................          45,523          44,014
Environmental and other costs ..................         187,682         152,056
                                                         -------         -------
                                                        $545,679        $644,593
                                                        ========        ========

Note 7--Employee Benefits

        The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pretax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $26,806 in 1995 and $25,292 in 1994.

        Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $272,869 in 1995 and $145,594 in 1994.

        In addition the Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer.

Note 8--Sale of Land to Related Party

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

Note 9--Significant Risks and Uncertainties

Nature of Operations and Customer Concentration

        General Magnaplate Corporation is engaged in providing synergistic coatings and other related services to its customers' products from five plants located in the United States and Canada.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain Significant Estimates

A. Litigation

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

B. Environmental

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

Note 10--Related Party Transactions

        The Company was charged legal and computer consulting services by two outside directors of the Company in the ordinary course of business as follows:
1995 - $17,470 and 1994 - $32,389.

Note 11--Financial Instruments

Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable Securities--The carrying amount approximates fair value because such securities are valued based on market quotes.

Note Receivable - Sale of Land--The carrying amount approximates fair value because of similar rates on issues offered to the Corporation under some or similar provisions.

Accrued Deferred Compensation--The carrying amount approximates fair value because such liability is being valued based on current market values.

      Item 2A - Management's Discussion and Analysis of Financial Position:

Financial Condition
Liquidity and Capital Resources
Six-Months ended December 1995

        Cash and cash equivalents increased $57,376 from June 30, 1995 to December 31, 1995. For the period, $728,512 net cash was provided by the operating activities, $67,672 was used by investing activities and $603,464 was used by financing activities. During the past six months, the registrant's investment activities were comprised of $141,107 used for additions to property, plant and equipment, $3,376 used for additions to patent costs and other assets and $76,811 provided by sales of marketable securities. The $603,464 used for financing activities was made up of a reduction of long-term debt in the amount of $177,544, $288,590 for the purchase and retirement of treasury stock and $137,330 used for payment of dividends.

        Working capital of $5,834,633 increased $476,173 or 9% during the six months and the working capital ratio increased to 8.86 to 1 from 5.45 to 1 as of June 30, 1995.

        Stockholders' equity per share December 31, 1995 increased 6% to $4.15 per share compared with $3.93 per share June 30, 1995. Board authorization has also been made to repurchase up to $1,500,000 of GMCC stock. During the current period 52,539 shares held in the treasury at the cost of $288,590 were retired and canceled.

        Management believes that internal cash flow and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures that will have a significant impact on future cash flows.

    Item 2B - Management's Discussion and Analysis of Results of Operations:

         Quarter --- December 31, 1995 compared with December 31. 1994

        Sales increased this quarter as reflected in the current period sales of $2,420,821 by $15,818 or .6% from the same quarter last year. Sales at all locations continue to increase over last year and management expects this positive trend to continue through the remainder of the year. With the continuing sales growth at our Wisconsin facility and the need for expansion, construction of additional space to the plant is now underway. Completion is expected in the spring of 1996. In keeping with our progressive marketing attitude, Magnaplate plans to reach a broader industrial market base, by going "on-line" with the inception of it's "home page" on the World Wide Web (http://www.magnaplate.com).

        Royalty income and investment and other income for this quarter was $287,390 compared with $(140,315) from last year's second quarter. The $35,385 increase in royalty income is a direct result of continuing economic growth in Europe and the addition of new licenses with existing licensees. Negotiations are continually taking place regarding potential new licensees around the world. The $392,320 increase in investment and other income is attributable to a stronger market and our switch to high yield fixed income investments in our portfolio. Management believes the investment portfolio to be sound, diversified and less susceptible to extreme market fluctuations while providing dividend and interest income.

        Reflecting the above, gross revenue for the latest quarter of this year of $2,708,211 increased $443,523 or 20% from the same quarter last year.

        Total costs and expenses were $2,143,947 in the second quarter, an increase of $155,900 or 8% from the same quarter last year. Management has successfully stabilized costs in direct proportion to revenue and continues to monitor spending.

        Income before corporate income taxes was $564,264 in this year's second quarter, an increase of $287,623 or 105% from the $276,641 achieved in last year's second quarter. Corporate income taxes and the effective tax rate in this year's second quarter were $204,900 and 36% respectively, compared with $111,800 and 40% in the second quarter of last year.

        Based on the above, net income of $359,364 increased by $194,523 or 118% in the second quarter of this year from the $164,841 achieved in last year's second quarter.

        Earnings per share were up 116.7 % in this year's second quarter ( or $.13 compared to $.06 in last year's second quarter). During the current three month period 45,389 shares of treasury stock were retired and canceled, resulting in a weighted average of outstanding 2,720,884 compared to 2,939,237 for the same period last year.

       Six Months --- December 31. 1995 compared with December 31, 1994:

        Gross revenue for this year's first six months of $5,320,276 increased $620,603 over last year.

        Total costs and expenses for the current six month period were $4,226,057 an increase of $235,047 or 6% from last year. As a percentage of gross revenue, total costs and expenses in 1995 were 79% compared to 85% in 1994. Cost of Sales as a percentage of gross revenue for the latest six months decreased to 37% from 41 % in the same period of last year. Selling and administration remained the same at 37 % of gross revenue. Depreciation and amortization decreased to 6% of gross revenue this year compared with 7% in 1994. Interest expense in the current year decreased to .1 % of gross revenue compared to .4% last year.

        As a result of the above, gross income before corporate income taxes for the first six months of this year was $1,094,219, an increase of $385,556 or 54% from last year.

        Corporate income taxes in this year's first six months were $399,300, compared to $271,000 for the comparable period of last year, an increase of $128,300 or 47%. As detailed in note 5, this year's effective tax rate was 36% compared with 38% last year.

        As a result of the above, net income of $694,919 this year was $257,256 or 58.8% more than the $437,663 achieved last year. Earnings per share were $.25 this year, compared with $.15 a share last year an increase of $.10 or 67% . During the six month period 52,539 shares of treasury stock were retired and canceled, resulting in a weighted average this year of 2,731,770 compared with 2,947,716 in 1994.

        Management believes the existing legal matters, as detailed in note 9 to the consolidated financial statements, will have no significant impact on future earnings.

        The Russian joint venture is on hold pending financing from world banking sources which are still under consideration.

        Discussions continue with principals in Beijing, China regarding a future joint ventures throughout mainland China.

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

                                                  GENERAL MAGNAPLATE CORPORATION
                                                  ------------------------------
                                                           (Registrant)

DATE

/s/Candida C. Aversenti
-----------------------------
Candida C. Aversenti
President


DATE

/s/Susan E. Neri
-----------------------------
/s/Susan E. Neri
Chief Accounting Officer

                       MINUTES OF THE 1995 ANNUAL MEETING

                               OF SHAREHOLDERS OF

                         GENERAL MAGNAPLATE CORPORATION

        The Annual Meeting of the Shareholders of General Magnaplate Corporation was held at the offices of the Company at 1331 U.S. Route 1, Linden, New Jersey, on November 8, 1995 at 2:00 p.m., E.S.T., pursuant to due notice.

        Mrs. Candida C. Aversenti, President of the Company, presided as Chair of the Meeting, and Mr. Edmund V. Aversenti served as Secretary of the Meeting.

        The Chair introduced those Officers and Directors of the Company who were present.

        At the request of the Chair, the Secretary presented a copy of the Annual Report, the Notice of Annual Meeting of Shareholders, and the Proxy Statement and Proxy Card, together with an Affidavit of Ms. Valerie Corigliano, a secretary of the Corporation, duly sworn as to the mailing on October 12, 1995, of such Annual Report, the Notice of Annual Meeting of Shareholders, and the Proxy Statement and Proxy Card for such Meeting, to each holder of record of the Common Stock of the Company as of the close of business on October 6, 1996, as shown by the records maintained by Registrar and Transfer Company, Cranford, New Jersey.

        Upon motion duly made by Mr. H. Levin, seconded by Mr. W. Alina, and unanimously carried, the reading of the Annual Report, the Notice of Annual Meeting of Shareholders, the Proxy Statement and Proxy Card and the Affidavit of Mailing thereof, was waived. The Secretary was instructed to file the Affidavit and annexed exhibits with the Minutes of the Meeting.

        The Chair requested the Secretary to report the number of shares present in person and by proxy. The Secretary submitted a list of holders of record of the Common Stock of the Company as of the close of business on October 6, 1995, prepared and certified by Registrar and Transfer Company, Cranford, New Jersey, Transfer Agent for the Company, and stated the list would remain open during the Meeting for inspection by any interested shareholder. He reported that there were present, in person and by proxy, the holders of 2,535,781 shares of Common Stock out of 2,736,863 shares of the Company's stock outstanding as of October 6, 1995. The Secretary declared that not only was a quorum present, but noted that an extraordinary number, almost 93 %, of the shareholders had responded and were present in person or by proxy, whereupon the Chair declared that the Meeting was open for the conduct of business.

        The Chair stated that extra copies of the Annual Report to Shareholders of the Company for the fiscal year ending June 30, 1995, including financial statements audited by Mauriello, Franklin & Lo Brace, filed on Form 10-K with the Securities and Exchange Commission, as well as other printed material concerning products and services of the Company, were available for those who wished to examine same.

        The Chair stated that the next order of business was the reading of the Minutes of the last (1994) Annual Meeting of the Shareholders. Upon motion made by Mr. W. Alina, seconded by Mr. J. Wallwork, and unanimously carried, the reading of the Minutes of the 1994 Annual Meeting of Shareholders was waived.

        The Chair announced the appointment of Ms. Susan DeFalco and Ms. Valerie Corigliano as Inspectors of Election. The Inspectors of Election delivered their Oath of Office, which Oath of Office and Certificate thereof was ordered filed with the Minutes of the Meeting. The list of shareholders of the Company was delivered to the Inspectors of Election, and the Chair asked all persons present who were shareholders of the Company and who had not sent in a proxy, to identify themselves to the Inspectors of Election, and if they did not wish to vote in person, there were extra proxies on hand which they could fill in and give to the Inspectors of Election.

        The Chair then stated that the first item of business was the election of Seven (7) persons to serve as Directors of the Company. Upon Motion duly made by Mr. W Alina, and seconded by Mr. L. Campbell, the following persons were nominated to serve as Directors of the Company until the next Annual Meeting of Shareholders, and until their successors shall be elected and shall qualify:

        S. Thomas Aitken                Harold F. Levin
        Candida C. Aversenti            Edward A. Partenope Jr.
        Edmund V. Aversenti, Jr.        James H. Wallwork
        Charles P. Covino

        The Chair called for any further nominations and, there being none, and the nominees having accepted their nomination, upon motion duly made by Mr. L. Lentz, and seconded by Mr. H. Levin, and unanimously carried, nominations were closed.

        The ballots were submitted to the Inspectors of Election. After the Ballots were tabulated, the Inspectors of Election reported to the Secretary that the result of the vote taken at such Meeting was as follows:

No. of Shares Voting By Proxy                  For          Against      Abstain
--------------------------------------------------------------------------------
S. Thomas Aitken                            2,532,509         972          2300
Candida C. Aversenti                        2,532,485         996          2300
Edmund V. Aversenti, Jr.                    2,525,985         996          8800
Charles P. Covino                           2,532,509         972          2300
Harold F. Levin                             2,522,485         996        12,300
Edward A. Partenope, Jr.                    2,532,485         996          2300
James H. Wallwork                           2,532,485         996          2300

        The Inspectors of Election also reported to the Secretary that no shares had been voted in person in favor of or in opposition to the nominees, and that no shares had been voted for any person other than the nominees. The Report of the Inspectors of Election was ordered filed with these Minutes.

        The Secretary reported the results to the Meeting, and the chair thereupon announced that the Seven (7) persons nominated had received a plurality of the votes cast at the Meeting and had been duly elected Directors of the Company to hold office until the 1996 Annual Meeting of Shareholders in accordance with the By-Laws and to serve until their successors shall be elected and shall qualify. The Chair stated that the next item of business was ratification of the selection of the Company's independent auditors for the fiscal year ending June 30, 1996, adding that Mauriello, Franklin & Lo Brace of Springfield, New Jersey had served as the Company's independent auditors nearly thirty years, and for the fiscal year ended June 30, 1995. She indicated that the Board of Directors had selected the same firm as the Company's independent auditors for the current fiscal year, subject to the vote of the shareholders. A motion was then duly made by Mr. W. Alina, and seconded by Mr. T. Aitken, for confirmation of the selection of Mauriello, Franklin & Lo Brace as the Company's independent auditors for the current fiscal year ending June 30, 1996.

        Balloting for the confirmation of the selection of the Company's independent auditors then took place, after which the ballots were submitted to the Inspectors of Election. After the ballots were tabulated, the Inspectors of Election reported to the Secretary that 2,531,809 shares had been voted by proxy in favor of the selection of the Company's independent auditors, that 1372 shares had been voted against, and that 2600 shares had voted to abstain. The Inspectors of Election also reported to the Secretary that no shares had been voted in person in favor of or in opposition to the selection. The Report of the Inspectors of Election was ordered filed with these minutes.

        The Secretary reported the vote and the Chair thereupon announced that Mauriello, Franklin & Lo Brace having received a plurality of the votes cast at the Meeting, had been duly elected and confirmed as the Company's independent auditors for the current fiscal year ending June 30, 1996.

        The Chair stated that Mr. Joseph Franklin, a member of Mauriello, Franklin & Lo Brace was present at the Meeting and was available to respond to appropriate questions.

        There being no questions asked or matters to be considered, the Chair stated she wished to thank all those present for attending the meeting, the shareholders for their confidence in the Company and its officials, and particularly all the officers, staff, and employees of the Company for their loyal support.

        The Chair then proposed that she would entertain a motion to adjourn, for which a motion was made by Mr. T. Aitken, seconded by Mr. J. Wallwork and unanimously carried.

        The Chair then declared the Annual Meeting of Shareholders officially adjourned.

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

1331 U.S. Route #1
Linden, New Jersey 07036
Telephone: 908-862-6200
Fax: 908-862-6110

FOR IMMEDIATE RELEASE

February 8, 1996

                     GENERAL MAGNAPLATE CORPORATION (GMCC)
                        Six Month Report To Stockholders
                               December 31, 1995

        Financial results for the past six months are a direct reflection of the global economic upswing. Earnings per share increased by 67% when compared to the similar six month period last year. Total revenues increased by $620,603 to $5,320,276 -- a 13% increase for this period. Net income increased by 59%, resulting in earnings per share of $0.25, an increase of $0.10 compared to $0.15 per share for the same period last year. Current working capital ratio increased to 8.86 to 1 from 5.45 to 1 as of June 30, 1995.

        The Board of Directors has declared a dividend of $.05 per share to stockholders of record February 23, payable on March 8, 1996. Board authorization has also been made to repurchase up to $1,500,000 of GMCC stock, and 52,539 shares have been purchased during this period. Current book value increased from $4.06 to $4.15 for the similar period last year.

        The nomination of our Hi-T-Lube process into the "Guiness Book of Records" for 1996 was a high point in this past year's accomplishments. We have received nationwide acclaim for this award, having replaced Teflon as the world's most slippery solid.

       Condensed Statement of Income Six Months Ending December 31, 1995
       -----------------------------------------------------------------

                                                     1995                1994
                                                  ----------          ----------
Gross Revenue ..........................          $5,320,276          $4,699,673
Income Before Taxes ....................           1,094,219             708,663
Net Income .............................             694,919             437,663
Earnings Per Share .....................          $     0.25          $     0.15

    Condensed Statement of Income for Three Months Ending December 31, 1995
    -----------------------------------------------------------------------

                                                     1995                1994
                                                  ----------          ----------
Gross Revenue ..........................          $2,708,211          $2,264,688
Income Before Taxes ....................             564,264             276,641
Net Income .............................             359,364             164,841
Earnings Per Share .....................          $     0.13          $     0.06