Form 10-Q
period 1996-03-31
GENERAL MAGNAPLATE CORP
filed 1996-05-13
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                                --------------

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

Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996 :

Common Stock, No Par Value                            2,643,497
- --------------------------                       ------------------
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the registrant's Form 10-Q for the quarter ended 12/31/95 it was stated:

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

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                                 TELEPHONE (201) 379-5400     FAX (201) 379-3696


                           ACCOUNTANTS' REVIEW REPORT


To The Board of Directors of
    General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of March 31, 1996 and the related consolidated statement of stockholders' equity for the nine months ended March 31, 1996 and the related consolidated statements of income and cash flows for the nine months ended March 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of General Magnaplate Corporation.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the March 31, 1996 and 1995 statements.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the nine months ended March 31, 1996 and 1995 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1995 was audited by us, and we expressed an unqualified opinion on it in our report dated August 11, 1995. We have not performed any auditing procedures on the balance sheet since August 11, 1995.

                                          /s/Mauriello, Franklin & LoBrace, P.C.

April 26, 1996

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,        June 30,
                                                        1996             1995
                                                     -----------     -----------
         ASSETS

Current assets:
  Cash and cash equivalents ....................     $   945,049     $   369,276
  Marketable securities (Note 1) ...............       3,639,515       4,128,758
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $159,000 (June 30, 1995-$106,000) ..........       1,393,726       1,328,954
  Inventories (Note 1) .........................         271,758         271,518
  Prepaid expenses .............................         103,582         170,141
  Other current assets .........................         164,821         292,814
                                                     -----------     -----------

      Total current assets .....................     $ 6,518,451     $ 6,561,461

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) .................       5,238,719       5,427,711

Cash surrender value of officers' life
  insurance, net ...............................         552,941         555,141


Note receivable - sale of land (Note 8) ........         235,000         235,000


Other assets (Note 3) ..........................         211,784         143,763
                                                     -----------     -----------

    Total assets ...............................     $12,756,895     $12,923,076
                                                     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,        June 30,
                                                      1996             1995
                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable--bank (Note 4) ................    $       --       $    177,544
  Accounts payable ...........................         163,592          193,360
  Accrued liabilities (Note 6) ...............         538,132          644,593
  Corporate income taxes payable .............          62,317          187,504
                                                  ------------     ------------


    Total current liabilities ................    $    764,041     $  1,203,001
                                                  ------------     ------------


Long-term liabilities:
  Rent security deposit ......................    $      7,877     $      7,877
  Accrued deferred compensation (Note 7) .....         939,782          810,000
                                                  ------------     ------------


    Total long-term liabilities ..............    $    947,659     $    817,877
                                                  ------------     ------------


    Total liabilities ........................    $  1,711,700     $  2,020,878
                                                  ------------     ------------

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,659,581
    shares (June 30, 1995--2,774,013
    shares) ..................................    $    223,180     $    223,180
  Retained earnings ..........................      10,941,296       10,798,949
  Foreign currency translation adjustment
    (Note 1) .................................        (119,281)        (119,931)
                                                  ------------     ------------

    Total stockholders' equity ...............    $ 11,045,195     $ 10,902,198
                                                  ------------     ------------
    Total liabilities and
      stockholders' equity ...................    $ 12,756,895     $ 12,923,076
                                                  ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1996

                                                                   Foreign
                                                                   Currency
                                       Common       Retained       Translation
                                       Stock        Earnings       Adjustment
                                     ---------    ------------     ------------
Balance,
  July 1, 1995 ..................    $ 223,180    $ 10,798,949     $   (119,931)


Add--net income .................          -0-       1,094,007              -0-

Less-foreign currency
 translation adjustment .........          -0-             -0-              650

Less--dividends paid ............                     (273,404)

Less-purchase and retirement
 of 114,432 treasury shares .....          -0-        (678,256)             -0-
                                     ---------    ------------     ------------

Balance,
  March 31, 1996 ................    $ 223,180    $ 10,941,296     $   (119,281)
                                     =========    ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   Nine Months Ended                 Three Months Ended
                                      March   31,                        March   31,
                             ----------------------------       ----------------------------
                                 1996             1995              1996            1995
                             -----------      -----------       -----------      -----------
Gross revenue:
  Sales ...............      $ 7,470,665      $ 7,105,351       $ 2,623,513      $ 2,471,900
  Royalty income ......          203,999          136,226            67,587           56,226
  Investment and other
    income, net .......          364,886           (7,855)           28,174            5,923
                             -----------      -----------       -----------      -----------
                             $ 8,039,550      $ 7,233,722       $ 2,719,274      $ 2,534,049
                             -----------      -----------       -----------      -----------


Costs and expenses:
  Cost of sales .......      $ 3,025,623      $ 2,920,997       $ 1,061,534      $   999,757
  Selling and
    administration ....        2,837,470        2,572,480           881,592          831,326
  Depreciation and
    amortization ......          448,236          461,549           147,560          154,207
  Interest ............            5,414           32,445              --             11,171
                             -----------      -----------       -----------      -----------
                             $ 6,316,743      $ 5,987,471       $ 2,090,686      $ 1,996,461
                             -----------      -----------       -----------      -----------

Income before corporate
  income taxes ........      $ 1,722,807      $ 1,246,251       $   628,588      $   537,588

Corporate income taxes
  (Notes 1 and 6) .....          628,800          495,000           229,500          224,000
                             -----------      -----------       -----------      -----------

Net income ............      $ 1,094,007      $   751,251       $   399,088      $   313,588
                             ===========      ===========       ===========      ===========

Earnings per share
  (Note 1) ............      $       .40      $       .26       $       .15      $       .11
                             ===========      ===========       ===========      ===========

Weighted average shares
  outstanding .........        2,742,767        2,921,910         2,704,344        2,869,153
                             ===========      ===========       ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      1996               1995
                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................      $ 1,094,007       $   751,251
                                                   -----------       -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization .........      $   448,236       $   461,549
      Deferred taxes ........................          (58,500)          (26,700)
      Accrued deferred compensation .........          129,782            81,000
      Foreign currency translation adjustment              650            (8,806)
      Allowance for doubtful accounts .......           53,000            16,000
      Increase (decrease) in cash resulting
       from changes in current assets and
       liabilities:
         Marketable securities ..............          489,243        (1,130,604)
         Accounts receivable ................         (117,772)           22,588
         Inventories ........................             (240)              277
         Other current assets ...............          187,248           159,819
         Accounts payable and accrued
           liabilities ......................         (136,229)           17,940
         Corporate income taxes payable .....         (125,187)           25,426
         Rent security deposit ..............             --               7,875
                                                   -----------       -----------
         Total adjustments ..................      $   870,231       $  (373,636)
                                                   -----------       -----------
    Net cash provided by
      operating activities ..................      $ 1,964,238       $   377,615
                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant,
    and equipment ...........................      $  (256,106)      $  (237,104)
  Additions to patent costs and other assets            (5,355)           (2,243)
  Cash surrender value--life insurance ......            2,200            24,766
                                                   -----------       -----------
    Net cash used in
     investing activities ...................      $  (259,261)      $  (214,581)
                                                   -----------       -----------

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      1996               1995
                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase and retirement of
    treasury stock ..........................      $  (678,256)      $  (887,883)
  Dividends paid ............................         (273,404)         (145,090)
  Reduction in long-term debt ...............         (177,544)          (59,091)
                                                   -----------       -----------
    Net cash used in
      financing activities ..................      $(1,129,204)      $(1,092,064)
                                                   -----------       -----------
Increase (decrease) in cash and cash
  equivalents ...............................      $   575,773       $  (929,030)
Cash and cash equivalents, beginning of
  period ....................................          369,276         1,332,266
                                                   -----------       -----------
Cash and cash equivalents, end of period ....      $   945,049       $   403,236
                                                   ===========       ===========
Supplementary cash flow data:
  Income taxes paid .........................      $   814,597       $   496,274
  Interest paid .............................      $     5,414       $    32,445




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Summary of Significant Accounting Policies
- --------------------------------------------------

         Principles of Consolidation
         ---------------------------

                  The consolidated financial statements include the accounts of General Magnaplate Corporation and its wholly-owned subsidiaries; accordingly all intercompany transactions and balances have been eliminated in consolidation.

         Marketable Securities
         ---------------------

                  Effective July 1, 1994 marketable securities are all considered trading securities and are reported at fair market value in accordance with Financial Accounting Standard #115 issued by the Financial Accounting Standards Board of the American Institute of Certified Public Accountants.

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

Note 2--Property, Plant and Equipment
- -------------------------------------

         Property, plant and equipment are as follows:

                                                     March 31,         June 30,
                                                       1996              1995
                                                   -----------       -----------
Land .......................................       $   805,350       $   805,350
Buildings ..................................         3,366,208         3,366,208
Building improvements ......................         3,104,382         3,007,478
Factory machinery ..........................         5,137,332         5,064,890
Office equipment ...........................           859,764           822,687
Transportation equipment ...................           264,051           224,440
                                                   -----------       -----------

Total ......................................       $13,537,087       $13,291,053
Less--accumulated depreciation .............         8,298,368         7,863,342
                                                   -----------       -----------

Net ........................................       $ 5,238,719       $ 5,427,711
                                                   ===========       ===========

Note 3--Other Assets
- --------------------

         Other assets are as follows:

                                                        March 31,       June 30,
                                                          1996            1995
                                                        --------        --------
Patents and trademarks, at cost,
  net of accumulated amortization ..............        $ 33,809        $ 30,414

Unamortized deferred mortgage fees .............             -0-           1,178

    Deferred income taxes ......................         177,975         112,171
                                                        --------        --------

                                                        $211,784        $143,763
                                                        ========        ========

Note 4--Note Payable - Bank
- ---------------------------

         This obligation is as follows:

                                                   March 31,            June 30,
                                                     1996                 1995
                                                   --------             --------
Note payable Bank One,  Racine,  NA in
the   original   amount  of   $260,000
secured by a first mortgage on Racine,
Wisconsin  real  estate and payable in
equal monthly  installments  of $2,955
commencing   November   1,   1990  and
continuing  until  October  1, 1995 at
which time the note  balance is due in
full.  Interest  is  computed  at  the
bank's base  lending rate plus .4% per
annum  subject  to a floor of 7% and a
ceiling of 13% per annum. The note was
paid off on October 29, 1995.                      $    -0-             $177,544
                                                                        --------

                                                                        $177,544
Less--debt due within one year                          -0-              177,544
                                                   --------             --------
     Total long-term debt                          $    -0-             $    -0-
                                                   ========             ========

Note 5--Corporate Income Taxes
- ------------------------------

     Components of corporate income taxes are as follows:

                             Nine Months Ended             Three Months Ended
                         ------------------------      -------------------------
                                  March 31,                     March 31,
                         ------------------------      -------------------------
                            1996           1995           1996           1995
                         ---------      ---------      ---------      ---------
Current:
      Federal ......     $ 582,800      $ 460,700      $ 197,200      $ 218,800
      State ........       104,500         61,000         57,600         16,800
      Foreign ......          --             --             --             --
                         ---------      ---------      ---------      ---------
                         $ 687,300      $ 521,700      $ 254,800      $ 235,600
                         ---------      ---------      ---------      ---------
Deferred:
  Federal ..........     $ (45,300)     $ (20,700)     $ (19,900)     $  (9,000)
  State ............       (13,200)        (6,000)        (5,400)        (2,600)
  Foreign ..........          --             --             --             --
                         ---------      ---------      ---------      ---------
                         $ (58,500)     $ (26,700)     $ (25,300)     $ (11,600)
                         ---------      ---------      ---------      ---------

Total ..............     $ 628,800      $ 495,000      $ 229,500      $ 224,000
                         =========      =========      =========      =========

         A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                                Nine Months Ended          Three Months Ended
                             -----------------------    -----------------------
                                     March 31,                 March 31,
                             -----------------------    -----------------------
                                1996         1995          1996         1995
                             ---------     ---------    ---------     ---------
Based on U.S.
 statutory federal
 tax rate ................   $ 585,754     $ 423,725    $ 213,754     $ 182,825
Increase (decrease)
 in taxes resulting
 from:
  State taxes, net of
  federal tax benefit ....      60,258        36,300       34,458        11,600
  Non-deductible
   (reportable)
   expenses (income) .....     (17,212)       34,975      (18,712)       29,575
                             ---------     ---------    ---------     ---------
     Total ...............   $ 628,800     $ 495,000    $ 229,500     $ 224,000
                             =========     =========    =========     =========

Effective tax rate .......        36.5%         39.7%        36.5%         42.2%

         The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $225,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999 and 2002. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

Note 6--Accrued Liabilities
- ---------------------------

         Accrued liabilities are as follows:

                                                        March 31,       June 30,
                                                          1996            1995
                                                        --------        --------
Compensation ...................................        $241,981        $375,276
Payroll, sales, and property taxes .............         102,916          73,247
401-K plan contribution ........................          42,924          44,014
Environmental and other costs ..................         150,311         152,056
                                                        --------        --------

                                                        $538,132        $644,593
                                                        ========        ========

Note 7--Employee Benefits
- -------------------------

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $16,349 in 1996 and $38,207 in 1995.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $375,300 in 1996 and $251,924 in 1995.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer. The Company is also accruing and funding a deferred compensation contract with two other officers based on 10% of annual compensation.

Note 8--Sale of Land to Related Party
- -------------------------------------

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

Note 9--Significant Risks and Uncertainties
- -------------------------------------------

         Nature of Operations and Customer Concentration
         -----------------------------------------------

                  General   Magnaplate   Corporation  is  engaged  in  providing
         synergistic coatings and other related services to its customers' products from five plants located in the United States and Canada.

         Use of Estimates in the Preparation of Financial Statements
         -----------------------------------------------------------

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

         Certain Significant Estimates
         -----------------------------

     A.  Litigation
         ----------

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

     B.  Environmental
         -------------

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


Note 10--Related Party Transactions
- -----------------------------------

         The Company was charged legal and computer consulting services by two outside directors of the Company in the ordinary course of business as follows:
1996 - $25,353 and 1995 - $41,234.


Note 11--Financial Instruments
- ------------------------------

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

             ACCOUNTANTS' REVIEW REPORT ON SUPPLEMENTARY INFORMATION


To the Board of Directors of
  General Magnaplate Corporation:

         Our report on our review of the basic financial statements of General Magnaplate Corporation for the nine months ended March 31, 1996 appears on Page
1. The review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules are presented only for supplementary analysis purposes. Such information has not been subjected to the inquiry and analytical procedures applied in the review of basic financial statements, and we are not aware of any material modifications that should be made thereto.


                                          /s/Mauriello, Franklin & LoBrace, P.C.





April 26, 1996

Item 2A - Management's Discussion and Analysis of Financial Position:
- ---------------------------------------------------------------------
Financial Condition
Liquidity and Capital Resources
Nine-Months ended March 1996

         Cash and cash equivalents increased $575,773 from June 30, 1995 to March 31, 1996. For the period, $1,964,238 net cash was provided by the operating activities, $259,261 was used for investing activities and $1,129,204 was used for financing activities. During the past nine months, the registrant's investment activities were comprised of $256,106 used for additions to property, plant and equipment $5,355 used for additions to patent costs and other assets and $2,200 was provided by increased cash value to officer's life insurance. The $1,129,204 used for financing activities was made up of a reduction of long-term debt in the amount of $177,544, $273,404 used for payment of dividends, and $678,256 used for the purchase and retirement of treasury stock.

         Working capital of $5,754,410 increased $395,950 or 7% during the nine months and the working capital ratio increased to 8.53 to 1 from 5.45 to 1 at June 30, 1995.

         Stockholders' equity per share March 31, 1996 increased 6% to $4.15 per share compared with $3.93 per share June 30, 1995. As previously authorized by the Board, 114,432 of GMCC stock was purchased at the cost of $678,256 which was retired and canceled during the current nine month period.

         Management believes that internal cash flow and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures that will have a significant impact on future cash flows.


     Item 2B - Management's Discussion and Analysis of Results of Operations
     -----------------------------------------------------------------------
            Quarter --- March 31, 1996 compared with March 31, 1995:
            --------------------------------------------------------

         Sales increased this quarter, as reflected in the current period sales of $2,623,513, by $151,613 or 6% from the same quarter last year. Management expects positive trends to continue at all locations for the remainder of the year. Construction of additional space at our Wisconsin facility is expected to be completed shortly. As expected, the inception of our "home page" on the World Wide Web (http://www.magnaplate.com) has had exceptional response both in the U.S. and abroad. Increased international advertising has been meet with tremendous response. Management expects increased sales from both our U.S. facilities, as well as increased royalties from our licensees.

         Royalty and investment and other income for this quarter was $95,761 compared with $62,149 from last year's third quarter. The $11,361 or 20% increase in royalty income is directly attributed to an increase in sales volume from our licensees throughout the world. Negotiations are continually taking place regarding potential new licensees around the world. The $22,251 increase in investment and other income is directly associated with a stronger market and the high yield fixed income investments in our portfolio. Management believes the investment portfolio to be sound, diversified and less susceptible to market fluctuations while providing dividend and interest income.

         Reflecting the above, gross revenue for the latest quarter of this year of $2,719,274 increased $185,225 or 7% from the same quarter last year.

         Total costs and expenses were $2,090,686 in the third quarter, an increase of $94,225 or 5% from the same quarter of last year. Management has successfully stabilized costs in direct proportion to revenue and will continue to monitor spending.

         Income before corporate income taxes was $628,588 for the current quarter, an increase of $91,000 or 17% from the $537,588 achieved in the same quarter last year. Corporate income taxes and the effective tax rate in this year's third quarter were $229,500 and 36.5% respectively, compared with $224,000 and 42.2% in the third quarter of last year.

         As a result of the above, net income in the third quarter of this year of $399,088 increased $85,500 or 27% from the same quarter last year.

         Earnings per share were up 36% in this year's third quarter (or $.15 compared to $.11 in last year's third quarter). During the current three month period 61,893 shares of treasury stock were retired and canceled, resulting in a weighted average shares outstanding of 2,704,344 compared to 2,869,153 for the same period last year.


        Nine Months ------- March 31, 1996 compared with March 31, 1995:
        ----------------------------------------------------------------

         Gross revenue for this year's first nine months of $8,039,550 increased $805,828 or 11% from last year.

         Total costs and expenses for the current nine month period were $6,316,743 an increase of $329,272 or 5% from last year. As a percentage of gross revenue, total costs and expenses in 1996 were 79% compared to 83% in 1995. Cost of Sales as a percentage of gross revenue for the latest nine months decreased to 38% from 40% in the same period of last year. Selling and administration decreased to 35% of gross revenue in the latest period compared to 36% last year. Depreciation and amortization remained at 6% of gross revenue. Interest expense in the current year of .06% of gross revenue decreased compared with .4% last year.

         As a result of the above, income before corporate income taxes for the first nine months of this year was $1,722,807, an increase of $476,556 or 38% from last year.

         Corporate income taxes in this year's first nine months were $628,800, compared with $495,000 for the same period of last year, an increase of $133,800 or 27%. As detailed in Note 5, this year's effective tax rate was 36.5% compared with 39.7% in 1995.

         As a result of the above, net income of $1,094,007 this year was $342,756 or 46% more than the $751,251 achieved last year. Earnings per share were $.40 this year, a $.14 or 54% increase from the $.26 earned last year. During the nine month period 114,432 shares of treasury stock were retired and canceled resulting in a weighted shares outstanding of 2,742,767 compared with 2,921,910 in 1995.

         Management believes the existing legal matters as detailed in note 9 to the consolidated financial statements, will have no significant impact on future earnings.

         Discussions continue with principals in Beijing, China regarding future joint ventures throughout mainland China.

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


                                                  GENERAL MAGNAPLATE CORPORATION
                                                  ------------------------------
                                                            (Registrant)


DATE     5/10/96
     ----------------

       /s/Candida C. Aversenti
- ------------------------------------------
          Candida C. Aversenti
               President


DATE     5/10/96
     ----------------

          /s/Susan E. Neri
- ------------------------------------------
             Susan E. Neri
       Chief Accounting Officer

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

1331 U.S. Route #1
Linden, New Jersey 07036
Telephone: 908-862-6200
Fax: 908-862-6110

FOR IMMEDIATE RELEASE

May 8, 1996

                     GENERAL MAGNAPLATE CORPORATION (GMCC)

              Nine Months Report To Stockholders -- March 31, 1996


                         Condensed Statement of Income
                       Nine Months Ending March 31, 1996

                                                      1996               1995
                                                   ----------         ----------
Gross Revenue ............................         $8,039,550         $7,233,722
Income Before Taxes ......................          1,722,807          1,246,251
Net Income ...............................          1,094,007            751,251
Earnings Per Share .......................         $     0.40         $     0.26

Avg. Shares Outstanding ..................          2,742,767          2,921,910


                            ***********************


                         Condensed Statement of Income
                       Three Months Ending March 31, 1996

                                                      1996               1995
                                                   ----------         ----------
Gross Revenue ............................         $2,719,274         $2,534,049
Income Before Taxes ......................            628,588            537,588
Net Income ...............................            399,088            313,588
Earnings Per Share .......................         $     0.15         $     0.11

Avg. Shares Outstanding ..................          2,704,344          2,869,153