Form 10-K
period 1996-06-30
GENERAL MAGNAPLATE CORP
filed 1996-09-25
CIK 40687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1996           Commission file number: 0-2977

                         GENERAL MAGNAPLATE CORPORATION
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

   A New Jersey corporation                            No. 22-1641813
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  1331 U.S. Route 1, Linden, New Jersey 07036
                 ---------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number, including area code   (908) 862-6200
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
- --------------------------             -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant. (The market value is computed by reference to the price at which the stock was sold as of August 15, 1996): $7,656,789

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1996: 2,634,797 one class Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)      Annual  Report for year ended June 30,  1996,  to be filed  pursuant to
         Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1996 fiscal year, is incorporated by reference or in Parts I through IV.

(2) Proxy and Proxy Soliciting material for Annual Meeting to be held November 6, 1996, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1996 fiscal year, is incorporated by reference or in Parts I through IV.

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

         The Registrant's names for its main proprietary processes are: TUFRAM for aluminum, NEDOX for most metals, MAGNAPLATE HMF for most metals, MAGNAPLATE HCR for aluminum, CANADIZE for titanium, MAGNADIZE for magnesium, LECTROFLUOR for all metals, HI-T-LUBE a specialized dry film lubrication coating, PLASMADIZE, a composite coating for extreme wear application for most metals, MAGNAGOLD, an enhanced titanium nitride PVD coating for various metals and ultra-hard alloy steels to increase surface hardness, GOLDENEDGE, an ultra-hard, ultra-thin TiN PVD coating for blades and all sharp-edged tools, MAGNAPLATE HTR, for superior release on all metals and MAGNAGLOW, a high-visibility, hi-lite colored coating for most metals. Each proprietary process consists of a number of variations that can be employed to meet customer requirements. The Registrant has obtained trademark coverage for twelve of these proprietary processes in the United States and on several of them in certain foreign countries. Coatings using these and other proprietary processes have represented approximately 95% of the Registrant's total operating revenues for the fiscal year ended June 30, 1996.

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

         Financial information relating to foreign operations is as follows:

         The company has invested net assets of $191,933 in its Ajax Ontario operation as of June 30, 1996.

         Foreign operations (principally Canada) constitutes 8.7%, 6.3%, and 6.5 % of total sales in the three years ending June 30, 1994, 1995 and 1996 respectively. Foreign operations constitute 4.9%, 0% and 1.7% of pre-tax profits for the three years ended June 30, 1994, 1995 and 1996 respectively.

Marketing

         The Registrant markets its metal coating services through a staff of twenty two technical market support personnel, including six independent representatives operating from its facilities in New Jersey, Texas, Wisconsin, California and Canada. New customers also come to the Registrant through advertising, trade shows, seminars and editorial coverage in numerous trade journals and referrals from the Registrant's customers.

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

         For the fiscal year ended June 30, 1996, no one customer accounted for more than 10% of the total revenues of the Registrant.

Research and Development

         The metal coatings industry is characterized by rapid technological changes requiring the Registrant to make continuing expenditures for development of new coatings and the improvement of existing coatings in order to meet customer needs.

         During the fiscal year ended June 30, 1996, the Registrant spent an estimated $35,000 on unreimbursed research and development. Additional costs incurred were paid by customers requiring special coatings and treatments. All costs associated with the development of new processes and the maintenance and enhancement of existing processes are charged against income as incurred or borne by the customer in the form of contracts.

License Agreements

         The Registrant has licensing agreements with the following overseas organizations: Ulvac Japan, Ltd. (Japan), YTTEC AB (Sweden), A.T. Poeton & Sons, Ltd. (United Kingdom), and MIFA Aluminum BV (Netherlands), and will continue seeking additional licensees. Since inception, several of these licensees have increased their processing capabilities by taking licenses for additional proprietary processes.

         The Registrant receives periodic royalty payments under these agreements based on sales of products to which Registrant's coating technology is applied. The agreements also provide for two-way exchange of new and related technology developed by Registrant and licensees.

         The contributions of the licensees amounted to 2.7% of the gross revenue of the Registrant and are expected to continue to rise.

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

         The Registrant has acquired 17 United States trademarks and servicemarks, and 13 foreign trademarks and servicemarks. These trademarks and servicemarks cover 15 of the Registrant's processes in the United States and one or more of the Registrant's processes in Canada, Great Britain, France, Japan, Sweden, and Norway. While management believes these trademarks and servicemarks have competitive merit, it does not believe that trademark and servicemark protection is essential to the ongoing operations of the Registrant.

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

Employees

         At June 30, 1996, the Registrant had 122 employees, of whom 14 were employed in marketing and sales operations, 22 in administration and 86 in production and quality assurance.

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

         On December 28, 1989, the Registrant acquired certain assets of Ra-Tech Inc., a Racine, Wisconsin based hard anodizing metal specialist. The operations were incorporated under the name of General Magnaplate Wisconsin, Inc., a wholly-owned subsidiary of Registrant. During the fiscal year ending June 30, 1991, the Registrant, through its wholly-owned subsidiary, Candida Realty Wisconsin, Inc., acquired 16,000 square feet of production and office space in a building located on over 2.5 acres, into which General Magnaplate Wisconsin, Inc. moved in October, 1991 and its business is now operational. During the fiscal year ended June 30, 1996 the registrant substantially completed a 7,550 square foot expansion and renovation of this facility. Title is unencumbered.

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

Item 3. LEGAL PROCEEDINGS

         In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990. The subsidiary has filed a counterclaim for environmental and other costs which result from the seller not resolving certain environmental issues warranted in the contract of purchase. Further, a shareholder of Dynasurf International, Inc. has also filed a claim for breach of oral contract of employment for $119,000 which the Registrant has denied in its related statement of defense. The Company reached an out of court agreement with the plaintiffs on September 9, 1996 wherein the plaintiffs were collectively to be paid the sum of $65,000 U.S. dollars in full settlement of their claim. Such settlement shall not have an adverse effect on the Company's financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II

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

         FISCAL PERIOD                            HIGH/LOW SALES PRICE
         -------------                            --------------------

            1996                                High                Low

1st Quarter ..............................      5 1/4              4 1/8
2nd Quarter ..............................      6 1/8              4 3/4
3rd Quarter ..............................      6 5/8              5 1/4
4th Quarter ..............................      7 1/4              6

            1995                                High                Low

1st Quarter ..............................      4 5/8              3 7/8
2nd Quarter ..............................      4 3/4              3 3/4
3rd Quarter ..............................      6 1/2              4 3/8
4th Quarter ..............................      6                  5

Holders

         The approximate number of security holders of the Registrant's Common Stock as of June 30, 1996 was 288.

Dividends

         The Registrant has paid cash dividends on its Common Stock since 1977. Payments for the past five fiscal years are as follows:
                                               To Holders of Record as of
Amount           Date Paid                      the Close of Business On
- ------           ---------                      ------------------------

$.05             March 8, 1996                      February 23, 1996
 .05             October 16, 1995                   September 29, 1995
 .05             March 1, 1995                      February 20, 1995
 .04             January 28, 1994                   January 14, 1994
 .08             June 15, 1993                      June 4, 1993
 .03             October 4, 1991                    September 13, 1991
 .015            April 5, 1991                      March 8, 1991
 .03             October 5, 1990                    September 14, 1990
 .02             April 6, 1990                      March 9, 1990


Item 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data with respect to the Consolidated Statements of Income of the Company for the five years ended June 30, 1996 and the Consolidated Balance Sheets of the Registrant as of the end of such years. The selected financial data for the five years are derived from financial statements for such years and as of such dates as examined by Mauriello, Franklin & LoBrace, independent auditors, including the Consolidated Financial Statements for the three years ended June 30, 1996 and the Consolidated Balance Sheets, as of June 30, 1996 and 1995 included elsewhere herein, and such data are qualified by reference to such financial statements and notes thereto.

                                                                                 Years Ended June 30,
                                                     1996              1995              1994              1993              1992
                                                     ----              ----              ----              ----              ----
Selected Income Statement Data:
Gross Revenue ............................       $10,777,072       $10,048,857       $ 9,893,134       $10,302,712       $ 8,690,238
Income Before Taxes ......................         2,349,529         2,086,084         2,033,177         2,111,418           401,277
Net Income ...............................         1,486,285         1,217,305         1,323,575         1,341,853           194,429
Earnings per share .......................       $       .55       $       .42       $       .44       $       .44       $       .06
Dividends per share ......................       $       .10       $       .05       $       .04       $       .08       $       .03

Shares Outstanding:
   Weighted Average Shares ...............         2,717,958         2,887,504         3,040,331         3,051,694         3,078,148
   At Year End ...........................         2,634,797         2,774,013         2,956,194         3,051,694         3,051,694

Selected Balance Sheet Data:
Total Assets .............................       $13,333,716       $12,923,076       $12,782,623       $12,260,467       $11,285,651
Working Capital ..........................         5,668,941         5,358,460         4,907,254         3,538,425         2,416,642
Long-Term Debt ...........................               -0-               -0-           175,682           510,763           593,113
Stockholders' Equity .....................        11,280,432        10,902,198        10,830,153        10,156,354         9,097,506
Stockholders' Equity per share ...........       $      4.28       $      3.93       $      3.66       $      3.33       $      2.98

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Environment

         General Magnaplate Corporation is principally engaged in applying, through various proprietary and other processes, synergistic coatings for metal parts produced by its customers. Rapid technological advances, typical of the coatings industry, compel General Magnaplate to improve existing coatings or develop new processes to meet our customers' changing needs.

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

Financial Condition
Liquidity and Capital Resources
Three Years Ended 1996

         In the three-year period ended June 30, 1996, $5,131,695 net cash was provided by operating activities of which $1,643,720 net cash was used in investing activities and $3,429,579 net cash was used in financing activities, resulting in an increase in cash and cash equivalents of $58,396.

         The net cash provided by operating activities was principally from: net income of $4,027,165; depreciation and amortization of $1,847,700; allowance for unrealized losses on marketable securities of $252,564; and accrued deferred compensation of $383,831; reduced by the increase in marketable securities of $1,390,855.

         The net cash used in investing activities was principally from: additions to marketable securities of $3,757,167; and additions to property, plant and equipment of $1,129,774; reduced by proceeds from sales of marketable securities of $2,801,944; and the redemption of cash surrender value - life insurance of $514,734.

         The net cash used in financing activities was principally from: the acquisition of treasury stock of $2,296,999; dividends paid of $540,717; and the payment of bank debt of $591,863.

         Working capital of $5,668,941 at June 30, 1996 increased by $2,130,516 or 60% during the three-year period and the working capital ratio increased to
6.3 to 1 from 4.6 to 1 at June 30, 1993. Stockholders' equity per share at June 30, 1996 increased 29% to $4.28 per share compared with $3.33 per share at June 30, 1993. During 1996, 139,216 shares of treasury stock at a cost of $833,243 were retired and canceled. During 1995, 182,181 shares of treasury stock at a cost of $1,001,105 were retired and canceled.

         Management believes that cash provided by operating activities and proceeds from sales of marketable securities will be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures which will have a significant impact on future cash flows.

Results of Operations
Fiscal 1996 vs. 1995 vs. 1994

         Total revenue for 1996 of $10,777,072 represented an increase of $728,215 or 7.2% over 1995, while total revenue for 1995 was $155,723 or 1.6%
over 1994.

         The respective increases in total revenue for 1996 over 1995 were from: sales of $385,826 or 4.0%; royalty and license income of $68,993 or 30.6%; and investment and other income of $273,396 or 136.6%.

         The respective net increase in total revenue for 1995 over 1994 was from: sales of $84,737 or 0.9%; and investment and other income of $89,020 or 80.1%; while royalty and license income decreased $18,034 or 7.4%.

         Sales  for  1996,  1995  and  1994  were  $10,008,851,  $9,623,025  and
$9,538,288, respectively, representing approximately 93%, 96% and 96% of total revenue in each respective year. Management expects that these positive sales trends will continue into the upcoming year.

         Royalty and license income was $294,651 in 1996, $225,658 in 1995, and $243,692 in 1994. Negotiations are continuing to take place regarding potential new licensees worldwide in the upcoming year.

         Investment and other income was $473,570 in 1996, $200,174 in 1995, and $111,154 in 1994. These increases were principally due to the increases in marketable securities and the addition of high yield fixed income investments to the portfolio.

         Total costs and expenses for 1996 of $8,427,543 represented an increase of $464,770 or 5.8% over 1995, while total costs and expenses for 1995 of $7,962,773 was an increase of $102,816 or 1.3% over 1994. As a percentage of total revenue, total costs and expenses were 78.2% in 1996, 79.2% in 1995 and 79.4% in 1994.

         The reduction of 1.0% in total costs and expenses as a percentage of total revenue in 1996 when compared to 1995, is primarily due to the reduction in cost of sales.

         These  percentage   reductions   illustrate   management's  ability  to
stabilize operating costs and expenses in view of the increases in revenue.

         As the result of the above, income before corporate income taxes was $2,349,529 or 21.8% of total revenue in 1996, representing an increase of $263,445 or 12.6% over 1995, while income before corporate income taxes was $2,086,084 or 20.8% of total revenue in 1995, an increase of $52,907 or 2.6% over 1994.

         Corporate income taxes and the effective tax rate were $863,244 and 36.7%, respectively, in 1996, $868,779 and 41.7% in 1995 and $709,602 and 34.9%
in 1994.

         Net income in 1996 of $1,486,285 or 13.8% of total revenue, represented an increase of $268,980 or 22.1% over 1995. Net income in 1995 of $1,217,305 or 12.1% of total revenue, represented a decrease of $106,270 or 8.0% when compared to 1994. The increase in the current year over 1995 was primarily due to the reduction in total costs and expenses as a percentage to total revenue, when applied to the greater revenue base. The decrease in 1995 compared to 1994 was primarily due to the higher effective corporate income tax rate in 1995 versus 1994.

           Earnings per share in 1996, 1995 and 1994 were $.55, $.42, and $.44, respectively. During this three-year period, 416,897 shares of treasury stock were canceled and retired, resulting in weighted average shares outstanding of 2,717,958, 2,887,504 and 3,040,331 in 1996, 1995 and 1994, respectively.

         Management believes that the litigation as detailed in Note 9 of the Consolidated Financial Statements will have no significant impact on future earnings.

         No other significant financial matters are expected in the future which will have a material adverse impact on earnings.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 6, 1996, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1996 fiscal year.


Item 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 6, 1996, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1996 fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 6, 1996, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1996 fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 6, 1996, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1996 fiscal year.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report.

(1) Financial Statements: The following Consolidated Financial Statements of General Magnaplate Corporation and Report of Independent Auditors are incorporated by reference:

                  Consolidated Balance Sheet - June 30, 1996 and 1995 Consolidated Statement of Income - Fiscal Years Ended June 30, 1996, 1995 and 1994
                  Consolidated Statement of Shareholders' Equity - Three-Year Period Ended June 30, 1996
                  Consolidated Statement of Cash Flows - Fiscal Years Ended June 30, 1996, 1995 and 1994
                  Notes to  Consolidated  Financial  Statements
                  Report of Independent Auditors
                  Consent of Independent Auditors

(2) Financial Statement Schedules: The following financial statement schedule of General Magnaplate Corporation for the fiscal years ended June 30, 1996, 1995 and 1994 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of General Magnaplate Corporation.

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

           Exhibit No.                      Description

                  1                         List of Subsidiaries
                  2                         Performance Graph

(b) Reports on Form 8-K: No reports were filed by the Company during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GENERAL MAGNAPLATE CORPORATION
                                             (Registrant)



(Date)                                By: /s/ Charles P. Covino
                                          ---------------------
                                          Charles P. Covino
                                          Chairman, Board of Directors
                                          (Chief Executive Officer and
                                          Principal Financial Officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Date)                                By: /s/ Candida C. Aversenti
                                          ------------------------
                                          Candida C. Aversenti
                                          President and Director


(Date)                                By: /s/ Edward A. Partenope, Jr.
                                           ----------------------------
                                          Edward A. Partenope, Jr.
                                          Director


(Date)                                By: /s/ Susan E. Neri
                                          -------------------
                                          Susan E. Neri
                                          Assistant Vice President
                                          and Principal Accounting Officer

(Date)                                By: /s/ Edmund V. Aversenti, Jr.
                                          ----------------------------
                                          Edmund V. Aversenti, Jr.
                                          Vice President, Secretary and Director

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07061
                                  TELEPHONE (201) 379-5400 FAX (201) 379-3696


                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
General Magnaplate Corporation:

         We have audited the accompanying consolidated balance sheets of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of June 30, 1996 and June 30, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and Wholly-Owned Subsidiaries at June 30, 1996 and June 30, 1995 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /s/Mauriello, Franklin & LoBrace, P.C.
                                      -----------------------------------
                                      Mauriello, Franklin & LoBrace, P.C.

August 9, 1996, except for
Note 9 as to which the date
is September 9, 1996

                        CONSENT OF INDEPENDENT AUDITORS


         We consent to the incorporation by reference in this Annual Report (Form 10-K) of General Magnaplate Corporation and Wholly-Owned Subsidiaries of our report dated August 9, 1996, except for Note 9 as to which the date is September 9, 1996, included in the 1996 Annual Report to Shareholders of General Magnaplate Corporation and Wholly-Owned Subsidiaries.

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


                                        /s/ Mauriello, Franklin, & LoBrace, P.C.
                                            -----------------------------------
                                            Mauriello, Franklin, & LoBrace, P.C.



Springfield, New Jersey
September 20, 1996

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995


         ASSETS                                           1996            1995
         ------                                      -----------     -----------
Current assets:
  Cash and cash equivalents ....................     $   680,570     $   369,276
  Marketable securities (Note 1) ...............       4,192,421       4,128,758
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $137,000 (June 30, 1995-$106,000) ..........       1,254,845       1,328,954
  Inventories (Note 1) .........................         273,073         271,518
  Prepaid expenses .............................         177,321         170,141
  Other current assets .........................         158,287         292,814
                                                     -----------     -----------

      Total current assets .....................     $ 6,736,517     $ 6,561,461

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) .................       5,432,330       5,427,711

Cash surrender value of officers' life
  insurance, net ...............................         664,162         555,141

Other assets (Note 3) ..........................         500,707         378,763
                                                     -----------     -----------

    Total assets ...............................     $13,333,716     $12,923,076
                                                     ===========     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995



LIABILITIES AND STOCKHOLDERS' EQUITY                1996              1995
- ------------------------------------            -----------       -----------
Current liabilities:
  Note payable-bank (Note 4)                    $       -0-       $   177,544
  Accounts payable                                  437,113           193,360
  Accrued liabilities (Note 6)                      559,903           644,593
  Corporate income taxes payable                     70,560           187,504
                                                -----------       -----------
    Total current liabilities                   $ 1,067,576       $ 1,203,001
                                                -----------       -----------

Long-term liabilities:
  Rent security deposit                         $     7,877       $     7,877
  Accrued deferred compensation (Note 7)            977,831           810,000
                                                -----------       -----------
    Total long-term liabilities                 $   985,708       $   817,877
                                                -----------       -----------
    Total liabilities                           $ 2,053,284       $ 2,020,878
                                                -----------       -----------

Contingencies (Note 9)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,634,797
    shares (1995--2,774,013 shares)             $   223,180       $   223,180
  Retained earnings                              11,178,589        10,798,949
  Foreign currency translation adjustment
    (Note 1)                                       (121,337)         (119,931)
                                                -----------       -----------
    Total stockholders' equity                  $11,280,432       $10,902,198
                                                -----------       -----------
    Total liabilities and
      stockholders' equity                      $13,333,716       $12,923,076
                                                ===========       ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                                       Foreign
                                                                       Currency
                                           Common       Retained     Translation
                                           Stock        Earnings      Adjustment
                                       -----------   ------------    ----------
Balance, July 1, 1993 ..............   $   223,180   $  9,989,140    $  (55,966)

  Net income for year ended
    June 30, 1994 ..................           -0-      1,323,575            -0-
  Dividends paid ...................           -0-       (122,068)           -0-
  Acquisition and retirement of
    95,500 shares of treasury
    stock ..........................           -0-       (462,651)           -0-
  Foreign currency translation
    adjustment .....................           -0-            -0-       (65,057)
                                       -----------   ------------    ----------

Balance, June 30, 1994 .............   $   223,180   $ 10,727,996    $ (121,023)

  Net income for year ended
    June 30, 1995 ..................           -0-     1,217,305             -0-
  Dividends paid ...................           -0-      (145,247)            -0-
  Acquisition and retirement of
    182,181 shares of treasury
    stock ..........................           -0-    (1,001,105)            -0-
  Foreign currency translation
    adjustment .....................           -0-           -0-          1,092
                                       -----------   ------------    ----------

Balance, June 30, 1995 .............   $   223,180   $ 10,798,949    $ (119,931)

  Net income for year ended
    June 30, 1996 ..................           -0-      1,486,285            -0-
  Dividends paid ...................           -0-       (273,402)           -0-
  Acquisition and retirement of
    139,216 shares of treasury
    stock ..........................           -0-       (833,243)           -0-
  Foreign currency transaction
    adjustment .....................           -0-            -0-        (1,406)
                                       -----------   ------------    ----------

Balance, June 30, 1996 .............   $   223,180   $ 11,178,589    $ (121,337)
                                       ===========   ============    ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                           1996           1995           1994
                                       -----------    -----------    -----------
Gross revenue:
  Sales ...........................    $10,008,851    $ 9,623,025    $ 9,538,288
  Royalty and license income ......        294,651        225,658        243,692
  Investment and other
    income, net (Note 1) ..........        473,570        200,174        111,154
                                       -----------    -----------    -----------

                                       $10,777,072    $10,048,857    $ 9,893,134
                                       -----------    -----------    -----------
Costs and expenses:
  Cost of sales ...................    $ 4,083,037    $ 3,912,387    $ 3,804,162
  Selling and
    administration ................      3,737,594      3,392,307      3,383,838
  Depreciation and
    amortization ..................        600,460        619,238        628,002
  Interest ........................          6,452         38,841         43,955
                                       -----------    -----------    -----------
                                       $ 8,427,543    $ 7,962,773    $ 7,859,957
                                       -----------    -----------    -----------
Income before corporate
  income taxes ....................    $ 2,349,529    $ 2,086,084    $ 2,033,177

Corporate income taxes
  (Notes 1 and 5) .................        863,244        868,779        709,602
                                       -----------    -----------    -----------
Net income ........................    $ 1,486,285    $ 1,217,305    $ 1,323,575
                                       ===========    ===========    ===========

Earnings per share (Note 1) .......    $       .55    $       .42    $       .44
                                       ===========    ===========    ===========

Weighted average shares
  outstanding (Note 1) ............      2,717,958      2,887,504      3,040,331
                                       ===========    ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                      1996           1995           1994
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................   $ 1,486,285    $ 1,217,305    $ 1,323,575
                                                  -----------    -----------    -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization .............   $   600,460    $   619,238    $   628,002
    Provision for losses on accounts receivable        90,463         17,635          2,000
    Allowance for unrealized losses on
      marketable securities ...................          --             --          252,564
    Realized and unrealized losses (gains) from
      marketable securities ...................       (29,746)       (30,489)       (45,839)
    Gain on sale of land held for investment ..          --          (25,000)          --
    Deferred taxes ............................       (36,959)        (1,133)       (82,376)
    Deferred compensation .....................       167,831        108,000        108,000
    Foreign currency translation adjustment ...        (1,406)         1,092        (65,057)
    Change in operating assets and liabilities:
     Marketable securities ....................       (33,917)    (1,356,938)          --
     Accounts receivable ......................       (16,354)       (35,093)        47,147
     Inventories ..............................        (1,555)         3,732        (19,467)
     Other current assets .....................        46,330         15,683        (40,357)
     Accounts payable and accrued liabilities .       159,063        125,225        (40,401)
     Corporate income taxes ...................       (61,473)       166,471       (113,723)
     Rent security deposit ....................          --            7,877        (25,000)
                                                  -----------    -----------    -----------
         Total adjustments ....................   $   882,737    $  (383,700)   $   605,493
                                                  -----------    -----------    -----------
    Net cash provided by operating activities .   $ 2,369,022    $   833,605    $ 1,929,068
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities    $      --             --      $ 2,801,944
  Additions to marketable securities ..........          --             --       (3,757,167)
  Additions to property, plant, and equipment .      (601,227)      (268,647)      (259,900)
  Reduction in (additions to) other assets ....       (63,291)        (4,473)        (5,693)
  Redemption of (additions to) cash surrender
    value-life insurance ......................      (109,021)       (43,323)       667,078
                                                  -----------    -----------    -----------
    Net cash used in investing activities .....   $  (773,539)   $  (316,443)   $  (553,738)
                                                  -----------    -----------    -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                    1996          1995           1994
                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of bank debt .....................   $  (177,544)   $  (333,800)   $   (80,519)
  Acquisition of treasury stock ............      (833,243)    (1,001,105)      (462,651)
  Dividends paid ...........................      (273,402)      (145,247)      (122,068)
                                               -----------    -----------    -----------

    Net cash used in financing activities ..   $(1,284,189)   $(1,480,152)   $  (665,238)
                                               -----------    -----------    -----------

Increase (decrease) in cash and
  cash equivalents .........................   $   311,294    $  (962,990)   $   710,092
Cash and cash equivalents, beginning of year       369,276      1,332,266        622,174
                                               -----------    -----------    -----------
Cash and cash equivalents, end of year .....   $   680,570    $   369,276    $ 1,332,266
                                               ===========    ===========    ===========


Supplementary cash flow data:
  Interest paid ............................   $     6,452    $    38,841    $    43,955
  Income taxes paid ........................   $   924,717    $   702,308    $   966,537


Non-cash transactions:
   Sale of land in consideration for
   note receivable .........................   $      --      $   310,000    $      --



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

         Nature of Business

                  The  Company  is  in  one  line  of   business.   It  provides
         synergistic coatings and other related services to its customers' products from five plants located in the United States and Canada.

         Marketable Securities

                  All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Cost exceeded market value by $2,046 at June 30, 1996.

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



Note 1--Summary of Significant Accounting Policies (Continued)

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

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

                  Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2--Property, Plant and Equipment

         Property, plant and equipment are as follows:
                                                               June 30,
                                                  ------------------------------
                                                       1996               1995
                                                  -----------        -----------
Land .....................................        $   805,350        $   805,350
    Buildings ............................          3,366,208          3,366,208
    Building improvements ................          3,393,127          3,007,478
    Factory machinery ....................          4,465,319          5,064,890
    Office equipment .....................            865,614            822,687
    Transportation equipment .............            264,026            224,440
                                                  -----------        -----------
    Total ................................        $13,159,644        $13,291,053
    Less--accumulated
      depreciation .......................          7,727,314          7,863,342
                                                  -----------        -----------
    Net ..................................        $ 5,432,330        $ 5,427,711
                                                  ===========        ===========

Note 3--Other Assets

    Other assets are as follows:
                                                               June 30,
                                                  ------------------------------
                                                       1996              1995
                                                  -----------        -----------
Patents and trademarks, at
  cost, net of accumulated
  amortization ...............................       $ 37,020         $ 30,414
Deferred income taxes ........................        174,676          112,171
Note receivable-related party ................        235,000          235,000
Deferred compensation contracts ..............         54,011              -0-
Unamortized deferred mortgage
 fees ........................................            -0-            1,178
                                                  -----------        -----------
                                                     $500,707         $378,763
                                                     ========         ========

Note 4--Note Payable-Bank

    Note payable-bank is as follows:

Note payable Bank One, Racine, NA in the original amount of $260,000 secured by a first mortgage on Racine, Wisconsin real estate and payable in equal monthly installments of $2,955 commencing November 1, 1990 and continuing until October 1, 1995 at which time the note balance was paid in full. Interest was computed at the bank's base lending rate plus .4% per annum subject to a floor of 7% and a ceiling of 13% per annum.
                                                             June 30,
                                                     1996                 1995
                                                  --------             --------
                                                  $    -0-             $177,544
                                                  ========             ========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5--Corporate Income Taxes

         Components of corporate income tax expense are as follows:

                                            Years Ended June 30,
                                            --------------------
                                  1996               1995                1994
                                ---------          ---------          ---------
Current:
  Federal .............         $ 730,220          $ 770,988          $ 700,189
  State ...............           169,983             98,925             91,789
  Foreign .............               -0-                -0-                -0-
                                ---------          ---------          ---------
                                $ 900,203          $ 869,913          $ 791,978
                                ---------          ---------          ---------
Deferred:
  Federal .............         $ (14,182)         $   3,658          $ (72,949)
  State ...............           (22,777)            (4,792)            (9,427)
  Foreign .............               -0-                -0-                -0-
                                ---------          ---------          ---------
                                $ (36,959)         $  (1,134)         $ (82,376)
                                ---------          ---------          ---------
Total .................         $ 863,244          $ 868,779          $ 709,602
                                =========          =========          =========

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax is as follows:
                                                  Years Ended June 30,
                                                  --------------------
                                            1996          1995         1994
                                          ---------     ---------    ---------

Based on U.S. statutory
  federal tax rate of 34% .............   $ 798,840     $ 709,268    $ 691,280
Increase (decrease) in taxes
  resulting from:
    State taxes, net of
      federal tax benefit .............      97,486        62,128       54,359

    Unutilized foreign loss
      (income) ........................     (13,348)       47,775      (34,028)
    Other .............................     (34,914)       26,348       (2,009)
    Unrealized investment losses ......      15,180        23,260          -0-
                                          ---------     ---------    ---------
             Total ....................   $ 863,244     $ 868,779    $ 709,602
                                          =========     =========    =========

Effective tax rate ....................        36.7%         41.7%        34.9%

         The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of approximately U.S. $168,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999. A deferred tax asset has been provided subject to a 100% valuation allowance since it is not likely that the loss carryforwards will be utilized prior to their expiration.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5--Corporate Income Taxes (Continued)

         Components of deferred tax assets (liabilities) are as follows:

                                                              June 30,
                                                        1996             1995
                                                     ---------        ---------

    Operating loss carryforwards .............       $  81,213        $ 122,500
Deferred compensation ........................         420,319          340,200
Bad debts and vacation pay ...................          61,758           49,692
Net unrealized losses ........................          18,336           37,612
    Accelerated depreciation .................        (245,678)        (228,029)
                                                     ---------        ---------
                                                     $ 335,948        $ 321,975
Valuation allowance ..........................          99,514          122,500
                                                     ---------        ---------

                                                     $ 236,434        $ 199,475
                                                     =========        =========

    Reported as:
          Other current assets ...............       $  61,758        $  87,304
          Other assets .......................         174,676          112,171
                                                     ---------        ---------
                                                     $ 236,434        $ 199,475
                                                     =========        =========

Note 6--Accrued Liabilities

         Accrued liabilities are as follows:
                                                                 June 30,
                                                          1996            1995
                                                        --------        --------

Compensation ...................................        $309,695        $375,276
Payroll, sales, and property taxes .............          75,775          73,247
401-k plan contribution ........................          27,176          44,014
Environmental and other costs ..................         147,257         152,056
                                                        --------        --------
                                                        $559,903        $644,593
                                                        ========        ========

Note 7--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $24,677 in 1996, $43,501 in 1995, and $44,219 in 1994.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7--Employee Benefits (Continued)

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $511,233 in 1996, $406,683 in 1995, and $379,722 in 1994.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $167,487 in 1996, $108,000 in 1995 and $108,000 in 1994.

Note 8--Sale of Land to Related Party

         On June 30, 1995 the Texas real estate subsidiary sold 7 acres of unimproved land in Carrollton, Texas to a limited partnership controlled by a shareholder of the Company at an independently appraised price of $310,000.

         The Company received cash of $75,000 in July 1995 and an installment note receivable of $235,000 secured by a deed of trust on the Texas real estate. The note bears interest of 6.83% per annum collectible annually for three years. Thereafter the note shall be collected in (5) equal annual principal installments of $47,000 commencing July 1, 1999 with the final collection due July 1, 2003 plus interest of 6.83% per annum. Interest of $16,051 was earned and collected as income in the current year.

Note 9--Contingencies and Risks

    Certain Significant Estimates

         Litigation

                  In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990.

                  The Subsidiary has filed a counterclaim for environmental and other costs incurred which resulted from the seller not resolving certain environmental issues warranted in the contract of purchase. Further, a shareholder of Dynasurf International, Inc. has also filed a claim for breach of oral contract of employment for $119,000 which the Company has denied in their related statement of defense.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9--Contingencies and Risks (Continued)

                  The Company reached an out of court agreement with the plaintiffs on September 9, 1996 wherein the plaintiffs were collectively to be paid the sum of $65,000 U.S. dollars in full settlement of their claim. Such settlement shall not have an adverse effect on the Company's financial statements.

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

Note 10--Related Party Transactions

         The Company was charged legal and computer consulting services by two outside directors of the Company in the ordinary course of business as follows:
1996 - $42,586; 1995 - $59,648; 1994 - $94,917.

Note 11--Advertising

         The Company expenses the cost of advertising as incurred, except for direct-response advertising comprised of magazine ads and sales brochures which are capitalized and amortized over their expected period of future benefit.

         Advertising materials of $71,465 and $68,733 were reported as assets at June 30, 1996 and 1995 respectively. Advertising expense was reported as $334,000, $272,000, and $307,000 for 1996, 1995, and 1994 respectively.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12--Fair Value of Financial Instruments

         Cash and Cash Equivalents,  Accounts Receivable,  Accounts Payable, and
         Accrued  Liabilities--The   carrying  amount  approximates  fair  value
         because of the short maturity of these instruments.

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

Note 13--Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the years ended June 30, 1996 and 1995 is as follows:

            Year Ended                            Quarter Ended
           June 30, 1996       Sept. 30       Dec. 31      March 31     June 30
           -------------       --------       -------      --------     -------

Gross revenue ..............   $2,612,065   $2,708,211   $2,719,274   $2,737,522
    Gross profit ...........    1,439,762    1,443,301    1,561,979    1,480,772
    Net income .............      335,555      359,364      399,088      392,278

    Earnings per share .....   $      .12   $      .13   $      .15   $      .15


            Year Ended                            Quarter Ended
           June 30, 1995       Sept. 30       Dec. 31      March 31    June 30
           -------------       --------       -------      --------    -------

Gross revenue ..............   $2,434,985   $2,264,688   $2,534,049   $2,815,135
    Gross profit ...........    1,273,211    1,439,000    1,472,143    1,526,284
    Net income .............      272,822      164,841      313,588      466,054

    Earnings per share .....   $      .09   $      .06   $      .11   $      .17

                                        GENERAL MAGNAPLATE CORPORATION
                                                     AND
                                          WHOLLY-OWNED SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule VIII-Valuation and Qualifying Accounts

Column A                                  Column B             Column C           Column D          Column E
- --------                                 ----------           ----------         ----------        ----------
                                         Balance At           Charged To                           Balance At
                                          Beginning            Costs and             (A)             End Of
Classification                             Of Year             Expenses          Deductions           Year
- --------------                           ----------           ----------         ----------        ----------
Year ended June 30, 1996:
- -------------------------
   Allowance for doubtful
      accounts                            $106,000            $ 90,463             $59,463          $137,000
   Accumulated
      amortization:
      Patents                               79,715               2,673                  --            82,388
      Mortgage finance
         costs and fees                      3,412               1,178              (4,590)               --
      Allowance for unrealized
      loss (gain)-marketable
      securities                           (41,466)            (41,466)              2,042             2,042


Year ended June 30, 1995:
- -------------------------
   Allowance for doubtful
      accounts                            $111,000             $17,636             $22,636          $106,000
   Accumulated
      amortization:
      Patents                               77,362               2,353                  --            79,715
      Mortgage finance
         costs and fees                     11,427               2,434              10,449             3,412
   Allowance for unrealized
      loss (gain)-marketable
      securities                           252,565             252,565             (41,466)          (41,466)


Year ended June 30, 1994:
- -------------------------
   Allowance for doubtful
      accounts                            $109,000             $27,921             $25,921          $111,000
   Accumulated
      amortization:
      Patents                               74,440               2,922                  --            77,362
      Mortgage finance
        costs and fees                       8,618               2,809                  --            11,427
   Allowance for unrealized
      loss--marketable
      securities                                --             252,565                  --           252,565

(A)  Write-offs, net of recoveries

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

Theoretical Research Institute
1331 U.S. Route 1
Linden, New Jersey 07036

Tufram, Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty Co., Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty of Texas, Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty California
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty Wisconsin, Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

                                   Exhibit 2


                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                         AMONG GENERAL MAGNAPLATE CORP,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX



                     ASSUMES $100 INVESTED ON JULY 1, 1991
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING JUNE 28, 1996



                                          FISCAL YEAR ENDING
                           ------------------------------------------------
COMPANY                    1991     1992     1993     1994     1995    1996
- -------                    ----     ----     ----     ----     ----    ----

GENERAL MAGNAPLATE CORP     100    66.70    76.99    98.09    106.75  135.20
INDUSTRY INDEX              100   135.44   177.54   249.45    375.94  596.79
BROAD MARKET                100   107.75   132.27   145.04    170.11  214.14