Form 10-Q
period 1996-09-30
GENERAL MAGNAPLATE CORP
filed 1996-11-13
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                ------------------

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

Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1996 :

Common Stock, No Par Value                            2,593,297
--------------------------                       ------------------
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the registrant's Form 10-Q for the quarter ended March 31, 1996 it was stated:

         In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990. The Subsidiary has filed a counterclaim for environmental and other costs which resulted from the seller not resolving certain environmental issues warranted in the contract of purchase. Further, a shareholder of Dynasurf International, Inc. has also filed a claim for breach of oral contract of employment of $119,000 which the Company has denied in their related statement of defense.

         The company reached an out of court agreement with the plaintiffs on September 9, 1996 wherein the plaintiffs were paid the sum of $65,000 U.S. dollars in full settlement of their claim. Such settlement did not have an adverse effect on the Company's financial statements.

ITEM 4 - Submission of Matters to a Vote of Security Holders - None

ITEM 5 - Other Information - Press Release - Enclosed

ITEM 6 - Exhibits and Reports on Form 8-K - None

                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of September 30, 1996 and the related consolidated statement of stockholders' equity for the three months ended September 30, 1996 and the related consolidated statements of income and cash flows for the three months ended September 30, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the September 30, 1996 and 1995 statements.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the three months ended September 30, 1996 and 1995 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1996 was audited by us, and we expressed an unqualified opinion on it in our report dated August 9, 1996. We have not performed any auditing procedures on the balance sheet since August 9, 1996.

                                                /s/Mauriello, Franklin & LoBrace

October 25, 1996

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                  September 30,        June 30,
         ASSETS                                       1996               1996
         ------                                   -----------        -----------
Current assets:
  Cash and cash equivalents ..............        $   998,647        $   680,570
  Marketable securities (Note 1) .........          4,158,206          4,192,421
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $145,000 (June 30, 1996-$137,000) ....          1,215,479          1,254,845
  Inventories (Note 1) ...................            273,116            273,073
  Prepaid expenses .......................            130,853            177,321
  Other current assets ...................            165,510            158,287
                                                  -----------        -----------

      Total current assets ...............        $ 6,941,811        $ 6,736,517

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...........          5,389,864          5,432,330

Cash surrender value of officers' life
  insurance, net .........................            664,162            664,162
Other assets (Note 3) ....................            509,998            500,707
                                                  -----------        -----------

    Total assets .........................        $13,505,835        $13,333,716
                                                  ===========        ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                    September 30,          June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1996                 1996
------------------------------------                ------------         ------------
Current liabilities:
  Accounts payable .........................        $    240,654         $    437,113
  Accrued liabilities (Note 5) .............             438,609              559,903
  Corporate income taxes payable ...........             220,405               70,560
  Dividends payable ........................             184,436                  -0-
                                                    ------------         ------------

    Total current liabilities ..............        $  1,084,104         $  1,067,576
                                                    ------------         ------------
Long-term liabilities:
  Rent security deposit ....................        $      9,194         $      7,877
  Accrued deferred compensation (Note 6) ...           1,016,010              977,831
                                                    ------------         ------------

    Total long-term liabilities ............        $  1,025,204         $    985,708
                                                    ------------         ------------

    Total liabilities ......................        $  2,109,308         $  2,053,284
                                                    ------------         ------------

Contingencies (Note 7)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,634,797 shares        $    223,180         $    223,180
  Retained earnings ........................          11,293,990           11,178,589
  Foreign currency translation adjustment
    (Note 1) ...............................            (120,643)            (121,337)
                                                    ------------         ------------

    Total stockholders' equity .............        $ 11,396,527         $ 11,280,432
                                                    ------------         ------------

    Total liabilities and
      stockholders' equity .................        $ 13,505,835         $ 13,333,716
                                                    ============         ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1996




                                                                    Foreign
                                                                    Currency
                                    Common         Retained        Translation
                                     Stock         Earnings         Adjustment
                                   ---------     ------------      ------------
Balance,
  July 1, 1996 ...............     $ 223,180     $ 11,178,589      $   (121,337)

Add--net income ..............           -0-          299,837               -0-
Less--foreign currency
 translation adjustment ......           -0-              -0-               694

Less--dividends declared .....           -0-         (184,436)              -0-
                                   ---------     ------------      ------------

Balance,
  September 30, 1996 .........     $ 223,180     $ 11,293,990      $   (120,643)
                                   =========     ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                         1996            1995
                                                      ----------      ----------
Gross revenue:
  Sales ........................................      $2,431,060      $2,426,331
  Royalty income ...............................          65,187          41,398
  Investment and other income, net .............         104,771         144,336
                                                      ----------      ----------
                                                      $2,601,018      $2,612,065
                                                      ----------      ----------

Costs and expenses:
  Cost of sales ................................      $1,055,473      $  986,569
  Selling and administration ...................         926,802         936,107
  Depreciation and amortization ................         141,972         155,306
  Interest .....................................             234           4,128
                                                      ----------      ----------
                                                      $2,124,481      $2,082,110
                                                      ----------      ----------

Income before corporate income taxes ...........      $  476,537      $  529,955

Corporate income taxes (Notes 1 and 4) .........         176,700         194,400
                                                      ----------      ----------

Net income .....................................      $  299,837      $  335,555
                                                      ==========      ==========

Earnings per share (Note 1) ....................      $      .11      $      .12
                                                      ==========      ==========

Weighted average shares outstanding ............       2,634,797       2,742,656
                                                      ==========      ==========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                  1996          1995
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   299,837    $   335,555
                                                              -----------    -----------
  Adjustments to reconcile net income to net cash provided
     by  operating activities:
      Depreciation and amortization .......................   $   141,972    $   155,306
      Reserve for unrealized gain .........................       (14,064)       (73,249)
      Deferred tax credits ................................       (12,400)       (16,600)
      Allowance for doubtful accounts .....................         8,000         34,293
      Accrued deferred compensation .......................        37,672         27,000
      Foreign exchange translation adjustment .............           694         (3,861)
      Increase (decrease) in cash resulting from changes in
        current assets and liabilities:
         Marketable securities ............................        48,279        429,185
         Accounts receivable ..............................        31,366         (6,144)
         Inventories ......................................           (43)          (566)
         Other current assets .............................        52,487         26,837
         Accounts payable and accrued  liabilities ........      (317,753)       (35,579)
         Corporate income taxes payable ...................       149,845         64,276
         Rent security deposit ............................         1,317            -0-
                                                              -----------    -----------
              Total adjustments ...........................   $   127,372    $   600,898
                                                              -----------    -----------
    Net cash provided by  operating activities ............   $   427,209    $   936,453
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment, net ........   $   (98,583)   $   (79,791)
  Additions to patents and trademarks .....................       (10,549)          (976)
  Collection of note receivable-sale of land ..............           -0-         75,000
                                                              -----------    -----------
    Net cash used in investing activities .................   $  (109,132)   $    (5,767)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction in long-term debt .............................   $       -0-    $    (3,113)
  Acquisition of treasury stock ...........................           -0-        (35,894)
                                                              -----------    -----------
    Net cash used in financing activities .................   $       -0-    $   (39,007)
                                                              -----------    -----------
INCREASE  IN CASH .........................................   $   318,077    $   891,679
  Cash and cash equivalents,  beginning of period .........       680,570        369,276
                                                              -----------    -----------
  Cash and cash equivalents,  end of period ...............   $   998,647    $ 1,260,955
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

         MARKETABLE SECURITIES

                  All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income.
         Market value exceeded cost by $12,022 at September 30, 1996.

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

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are as follows:

                                                   September 30,       June 30,
                                                       1996              1996
                                                   -----------       -----------
Land .......................................       $   805,350       $   805,350
Buildings ..................................         3,366,208         3,366,208
Building improvements ......................         3,408,522         3,393,127
Factory machinery ..........................         4,546,696         4,465,319
Office equipment ...........................           867,598           865,614
Transportation equipment ...................           264,036           264,026
                                                   -----------       -----------

Total ......................................       $13,258,410       $13,159,644
Less--accumulated depreciation .............         7,868,546         7,727,314
                                                   -----------       -----------

Net ........................................       $ 5,389,864       $ 5,432,330
                                                   ===========       ===========

NOTE 3--OTHER ASSETS

         Other assets are as follows:

                                                       September 30,    June 30,
                                                           1996           1996
                                                         --------       --------
Deferred income taxes ............................       $173,834       $174,676
   Note receivable-related party .................        235,000
                                                                         235,000
   Deferred compensation contracts ...............         54,518         54,011
 Patents and trademarks, at cost, net of
     accumulated  amortization ...................         46,646         37,020
                                                         --------       --------

                                                         $509,998       $500,707
                                                         ========       ========

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--CORPORATE INCOME TAXES

     Components of corporate income taxes are as follows:

                                                      Three Months Ended
                                                         September 30,
                                                  1996                   1995
                                                ---------             ---------
Current:
   Federal .........................            $ 164,100             $ 185,700
   State ...........................               25,000                25,300
   Foreign .........................                  -0-                   -0-
                                                ---------             ---------
                                                $ 189,100             $ 211,000
                                                ---------             ---------
Deferred:
  Federal ..........................            $  (9,600)            $ (12,900)
  State ............................               (2,800)               (3,700)
  Foreign ..........................                  -0-                   -0-
                                                ---------             ---------
                                                $ (12,400)            $ (16,600)
                                                ---------             ---------
Total ..............................            $ 176,700             $ 194,400
                                                =========             =========

         A reconciliation of the provision for corporate income taxes compared with the amounts at the US statutory tax is as follows:

                                                           Three Months Ended
                                                             September 30,
                                                          1996          1995
                                                        ---------    ---------
   Based on U.S. statutory federal tax rate of 34% ..   $ 162,022    $ 180,181
Increase (decrease) in taxes
  resulting from:
    State taxes, net of federal tax benefit .........      14,652       14,256
       Non-deductible expenses ......................          26          (37)
                                                        ---------    ---------
           Total ....................................   $ 176,700    $ 194,400
                                                        =========    =========

 Effective tax rate .................................        37.1%        36.7%

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

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--ACCRUED LIABILITIES

         Accrued liabilities are as follows:

                                                      September 30,     June 30,
                                                          1996            1996
                                                        --------        --------
Compensation ...................................        $231,604        $309,695
Payroll, sales, and property taxes .............         104,353          75,775
401-k plan contribution ........................          46,241          27,176
Environmental and other costs ..................          56,411         147,257
                                                        --------        --------

                                                        $438,609        $559,903
                                                        ========        ========

NOTE 6--EMPLOYEE BENEFITS

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $14,278 in 1996 and $14,254 in 1995.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $105,954 in 1996 and $106,775 in 1995.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $37,671 in 1996 and $27,000 in 1995.

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--CONTINGENCIES AND RISKS

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

                  The Company reached an out of court agreement with the plaintiffs in September, 1996 wherein the plaintiffs were collectively paid the sum of $65,000 in full settlement of their claim. Such settlement did not have an adverse effect on the Company's financial statements.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--RELATED PARTY TRANSACTIONS

         The Company engaged in the following related party transactions:

                                                           Three Months Ended
                                                              September 30,
                                                         -----------------------
                                                          1996             1995
                                                         ------           ------
Was charged computer consulting services
by an outside director of the Company                    $9,498           $8,906

Accrued    interest    income    on   an
installment  note receivable of $235,000
secured  by a deed of trust on the Texas
real estate.  The note bears interest of
6.83% per annum collectible annually for
three years.  Thereafter  the note shall
be   collected   in  (5)  equal   annual
principal    installments   of   $47,000
commencing  July 1,  1999 with the final
collection   due  July  1,   2003   plus
interest  of  6.83%  per  annum.                        $4,016            $4,016

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10--STATEMENT OF CASH FLOWS

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
Supplementary data:
  Interest expense paid ........................        $    234        $  4,128
  Income taxes paid ............................          39,255         146,224

Non-cash transaction:
  Declaration of dividend payable
     of $.07 per share .........................         184,436             -0-

Item 2A - Management's Discussion and Analysis of Financial Position:
Financial Condition
Liquidity and Capital Resources
Three-Months ended September 1996

     Cash and cash equivalents increased to $998,647 at September 30, 1996, with net cash increasing $318,077 from the $680,570 at June 30, 1996. Of this, $427,209 net cash was provided by the operating activities of the first three months, $109,132 was used by investing activities and $0 was used by financing activities. During the three months, the registrant's investment activities comprised of $109,132 which was solely used for additions to property, plant and equipment, and for additions to patents and trademarks.

     In September of 1996 a $.07 per share dividend was declared and is payable in the second quarter.

     Working capital of $5,857,707 increased $188,766 during the three months and the working capital ratio increased to 6.40 to 1 from 6.31 to 1 at June 30, 1996.

     Stockholders' equity per share at September 30, 1996 increased 1.2% to $4.33 per share compared with $4.28 per share at June 30, 1996. Although the Board had previously authorized a stock buy back no shares of GMCC stock were purchased during the quarter.

     Management believes that internal cash flow and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures that will have significant impact on future cash flows.

Item 2B - Management's Discussion and Analysis of Results of Operations:
          Quarter --- September 30, 1996 compared with September 30, 1995:

     Sales rose this quarter as reflected in the current period sales of $2,431,060, an increase of $4,729 or .2% from the same quarter last year. Management expects this positive trend in sales increases to continue through the remainder of the year. The construction of additional space at our Wisconsin facility is now complete and fully operational. As expected, response to our Web site on the World Wide Web (http://www.magnaplate.com) has steadily increased, and has resulted in additional sales. The additional international advertising has been met with tremendous response as justified by increased royalties. Royalty and investment and other income for the first quarter were $65,187 and $104,771 compared with $41,398 and $144,336 from last year's first quarter. The $23,789 increase in royalty income is a direct result of higher sales volume reported by all of our licensees. Negotiations are continuing to take place regarding potential new licensees. Investment income is down slightly, this is attributable to an adjustment of investments to market value. Though the investment market has been unsteady lately, management believes it's investment portfolio to be sound, diversified and less at risk to market fluctuations while providing dividends and interest income.

     Reflecting the above, gross revenue for the first quarter of this year of $2,601,018 dropped slightly by .4% or $11,047 from the same quarter last year.

     Total costs and expenses were $2,124,481 in the first quarter an increase of $42,371 or 2% from the same period last year. Management has successfully stabilized costs in direct proportion to revenue and continues to monitor spending.

    Income before corporate income taxes was $476,537 in this year's first quarter, a decline of $53,418 or 10% from the $529,955 achieved in last year's first quarter. Corporate income taxes and the effective tax rate for the period were $176,700 and 37.1% respectively, compared with $194,400 and 36.7% in the first quarter of last year.

     Based on the above, net income in the first quarter of this year of $299,837 decreased $35,718 or 10.6% from the $335,555 in the same period last year.

     Earnings per share were down 9% in this year's first quarter (or $.11 compared to $.12 in last year's first quarter). No shares of treasury stock were purchased this quarter, resulting in a weighted average of shares outstanding of 2,634,797 compared with 2,742,656 for the same period last year.

     Management believes the existing legal matters as detailed in note 7 to the consolidated financial statements will have no significant impact on future earnings.

      Negotiations are in progress regarding a potential new licensee in Korea.

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


                                                  GENERAL MAGNAPLATE CORPORATION
                                                  ------------------------------
                                                           (Registrant)


DATE     November 14, 1996
     -------------------------------------


         /s/Candida C. Aversenti
------------------------------------------
            Candida C. Aversenti
                President



DATE     November 14, 1996
     -------------------------------------

           /s/Susan E. Neri
------------------------------------------
             Susan E. Neri
         Chief Accounting Officer

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

1331 U.S. Route #1
Linden, New Jersey 07036
Telephone: 908-862-6200
Fax: 908-862-6110

FOR IMMEDIATE RELEASE

November 7, 1996

                     GENERAL MAGNAPLATE CORPORATION (GMCC)

            Three Months Report To Shareholders -- September 30, 1996


       Condensed Statement of Income for Three Months Ending September 30
       ------------------------------------------------------------------

                                                      1996               1995
                                                   ----------         ----------
Gross Revenue ............................         $2,601,018         $2,612,065
Income Before Taxes ......................            476,537            529,955
Net Income ...............................            299,837            335,555
Earnings Per Share .......................         $     0.11         $     0.12

Avg. Shares Outstanding ..................          2,634,797          2,742,656