Form 10-Q
period 1996-12-31
GENERAL MAGNAPLATE CORP
filed 1997-02-13
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996
                                ------------------

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

Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 5, 1997:

Common Stock, No Par Value                            2,520,797
--------------------------                       ------------------
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

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS - None

ITEM 4 -  Submission  of Matters to a Vote of Security Holders - Minutes of 1996
             Annual Meeting Enclosed

ITEM 5 -  Other  Information  - Press  Release - Enclosed

ITEM 6 -  Exhibits and
             Reports on Form 8-K - None

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                            TELEPHONE (201) 379-5400     FAX (201) 379-3696










                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                SIX MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                            TELEPHONE (201) 379-5400     FAX (201) 379-3696








                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







          Accountants' Review Report

          Consolidated Financial Statements:
            Consolidated Balance Sheets
            Consolidated Statement of Stockholders' Equity
            Consolidated Statements of Income
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

          Supplementary Information

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

                            45 SPRINGFIELD AVENUE, SPRINGFIELD, NEW JERSEY 07081
                            TELEPHONE (201) 379-5400     FAX (201) 379-3696



                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of December 31, 1996 and the related consolidated statement of stockholders' equity for the six months ended December 31, 1996 and the related consolidated statements of income and cash flows for the six months ended December 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the December 31, 1996 and 1995 statements.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the six months ended December 31, 1996 and 1995 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1996 was audited by us, and we expressed an unqualified opinion on it in our report dated August 9, 1996. We have not performed any auditing procedures on the balance sheet since August 9, 1996.


                                            /s/MAURIELLO, FRANKLIN & LoBRACE PC
                                            -----------------------------------
                                               MAURIELLO, FRANKLIN & LoBRACE PC


January 23, 1997

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                   December 31,        June 30,
         ASSETS                                        1996              1996
                                                   -----------       -----------
Current assets:
  Cash and cash equivalents ................       $ 1,040,949       $   680,570
  Marketable securities (Note 1) ...........         2,575,707         4,192,421
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $148,000 (June 30, 1996-$137,000) ......         1,412,382         1,254,845
  Inventories (Note 1) .....................           272,899           273,073
  Prepaid expenses .........................           109,803           177,321
  Other current assets .....................           193,165           158,287
                                                   -----------       -----------

      Total current assets .................       $ 5,604,905       $ 6,736,517

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) .............         5,300,417         5,432,330

Cash surrender value of officers' life
  insurance, net ...........................           664,162           664,162

Other assets (Note 3) ......................         1,091,305           500,707
                                                   -----------       -----------

    Total assets ...........................       $12,660,789       $13,333,716
                                                   ===========       ===========











                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                 December 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1996             1996
                                                 ------------      ------------
Current liabilities:
  Accounts payable .........................     $    212,343      $    437,113
  Accrued liabilities (Note 5) .............          325,822           559,903
  Corporate income taxes payable ...........           50,349            70,560
                                                 ------------      ------------

    Total current liabilities ..............     $    588,514      $  1,067,576
                                                 ------------      ------------

Long-term liabilities:
  Rent security deposit ....................     $      9,194      $      7,877
  Accrued deferred compensation (Note 6) ...        1,053,593           977,831
                                                 ------------      ------------

    Total long-term liabilities ............     $  1,062,787      $    985,708
                                                 ------------      ------------

    Total liabilities ......................     $  1,651,301      $  2,053,284
                                                 ------------      ------------

Contingencies (Note 7)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,520,797 shares
    (June 30, 1996 - 2,634,797 shares) .....     $    223,180      $    223,180
  Retained earnings ........................       10,921,475        11,178,589
  Foreign currency translation adjustment
    (Note 1) ...............................         (135,167)         (121,337)
                                                 ------------      ------------

    Total stockholders' equity .............     $ 11,009,488      $ 11,280,432
                                                 ------------      ------------

    Total liabilities and
      stockholders' equity .................     $ 12,660,789      $ 13,333,716
                                                 ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1996




                                                                      Foreign
                                                                     Currency
                                     Common         Retained        Translation
                                     Stock          Earnings        Adjustment
                                   ---------     ------------      ------------
Balance,
July 1, 1996 .................     $ 223,180     $ 11,178,589      $   (121,337)

Add--net income ..............           -0-          688,767               -0-

Add--foreign currency
 translation adjustment ......           -0-              -0-           (13,830)

Less--dividends paid .........           -0-        (184,436)               -0-

Less--purchase and retirement
  of 114,000 treasury shares .           -0-        (761,445)               -0-
                                   ---------     ------------      ------------

Balance, December 31, 1996 ...     $ 223,180     $ 10,921,475      $   (135,167)
                                   =========     ============      ============

















                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME


                                       Six Months Ended               Three Months Ended
                                         December  31,                    December  31,
                                    -------------------------     -------------------------
                                       1996           1995           1996           1995
                                       ----           ----           ----           ----
Gross revenue:
  Sales .......................     $4,974,478     $4,847,152     $2,543,418     $2,420,821
  Royalty and license income ..        164,993        136,412         99,806         95,014
  Investment and other
    income, net (Note 1) ......        250,766        336,712        145,995        192,376
                                    ----------     ----------     ----------     ----------
                                    $5,390,237     $5,320,276     $2,789,219     $2,708,211
                                    ----------     ----------     ----------     ----------

Costs and expenses:
  Cost of sales ...............     $2,084,455     $1,964,089     $1,028,982     $  977,520
  Selling and administration ..      1,951,780      1,955,878      1,024,978      1,019,771
  Depreciation and amortization        287,501        300,676        145,529        145,370
  Interest ....................            234          5,414            -0-          1,286
                                    ----------     ----------     ----------     ----------

                                    $4,323,970     $4,226,057     $2,199,489     $2,143,947
                                    ----------     ----------     ----------     ----------

Income before corporate
  income taxes ................     $1,066,267     $1,094,219     $  589,730     $  564,264

Corporate income taxes
  (Notes 1 and 5) .............        377,500        399,300        200,800        204,900
                                    ----------     ----------     ----------     ----------

Net income ....................     $  688,767     $  694,919     $  388,930     $  359,364
                                    ==========     ==========     ==========     ==========

Earnings per share (Note 1) ...     $      .26     $      .25     $      .15     $      .13
                                    ==========     ==========     ==========     ==========

Weighted average shares
  outstanding .................      2,603,133      2,731,770      2,571,469      2,720,884
                                    ==========     ==========     ==========     ==========






                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           GENERAL MAGNAPLATE CORPORATION
                                        AND
                             WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                          1996             1995
                                                      -----------      -----------
CASH FROM OPERATING ACTIVITIES:
  Net income ....................................     $   688,767      $   694,919
                                                      -----------      -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Unrealized investment income ...............     $   (51,863)     $   (97,771)
     Depreciation and amortization ..............         287,501          300,676
     Deferred taxes .............................         (25,300)         (33,200)
     Accrued deferred compensation ..............          58,763           91,968
     Foreign currency translation adjustment ....         (13,830)             483
     Provision for doubtful accounts ............          14,505           39,000
     Increase  (decrease) in cash  resulting from
      changes in current assets and liabilities:
        Marketable securities ...................       1,668,577           76,811
        Accounts receivable .....................        (174,042)         (64,625)
        Inventories .............................             174             (144)
        Other current assets ....................          56,204           79,882
        Accounts payable and accrued liabilities         (458,851)         (95,172)
        Corporate income taxes payable ..........         (20,211)        (187,504)
        Rent security deposit ...................            --               --
                                                      -----------      -----------
         Total adjustments ......................     $ 1,344,944      $   110,404
                                                      -----------      -----------
    Net cash provided by operating activities ...     $ 2,033,711      $   805,323
                                                      -----------      -----------

CASH FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment ...     $  (153,649)     $  (141,107)
  Additions to patent costs and other assets ....         (23,802)          (3,376)
  Note receivable--officer ......................        (550,000)            --
                                                      -----------      -----------
    Net cash used in investing activities .......     $  (727,451)     $  (144,483)
                                                      -----------      -----------

CASH FROM FINANCING ACTIVITIES:
  Reduction in long-term debt ...................     $      --        $  (177,544)
  Purchase and retirement of  treasury shares ...        (761,445)        (288,590)
  Dividends paid ................................        (184,486)        (137,330)
                                                      -----------      -----------

    Net cash used in financing activities .......     $  (945,881)     $  (603,464)
                                                      -----------      -----------

                           GENERAL MAGNAPLATE CORPORATION
                                        AND
                             WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                    (continued)

                                                          1996             1995
                                                      -----------      -----------

INCREASE (DECREASE) IN CASH .....................     $   360,379      $    57,376
  Cash and cash equivalents, beginning ..........         680,570          369,276
                                                      -----------      -----------
  Cash and cash equivalents, ending .............     $ 1,040,949      $   426,652
                                                      ===========      ===========

Supplemental cash flow data:
  Interest paid .................................     $       234      $     5,414
  Income taxes paid .............................     $   423,011      $   563,920

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

         Marketable Securities

                  All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Market value exceeded cost by $29,996 at December 31, 1996.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment

         Property, plant and equipment are as follows:

                                                  December 31,         June 30,
                                                     1996                1996
                                                 -----------         -----------
Land ...................................         $   805,350         $   805,350
Buildings ..............................           3,366,208           3,366,208
Building improvements ..................           3,414,521           3,393,127
Factory machinery ......................           4,567,500           4,465,319
Office equipment .......................             882,702             865,614
Transportation equipment ...............             252,228             264,026
                                                 -----------         -----------

Total ..................................         $13,288,509         $13,159,644
Less--accumulated depreciation .........           7,988,092           7,727,314
                                                 -----------         -----------

Net ....................................         $ 5,300,417         $ 5,432,330
                                                 ===========         ===========

Note 3--Other Assets

         Other assets are as follows:

                                                      December 31,       June 30,
                                                          1996             1996
                                                       ----------     ----------
Deferred income taxes ............................     $  186,734     $  174,676
Note receivable-related party ....................        235,000        235,000
Deferred compensation contracts ..................         71,010         54,011
Patents and trademarks, at cost, net of
  accumulated  amortization ......................         58,883         37,020
Notes receivable-officer (less current maturity) .        539,678           --
                                                       ----------     ----------

                                                       $1,091,305     $  500,707
                                                       ==========     ==========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4--Corporate Income Taxes

         Components of corporate income taxes are as follows:

                            Six Months Ended         Three Months Ended
                              December 31,               December 31,
                         ---------------------      ---------------------
                           1996         1995          1996         1995
                         --------     --------      --------     --------
     Current:
       Federal           $348,700     $385,600      $184,600     $199,900
       State               54,100       46,900        29,100       21,600
       Foreign                -0-          -0-           -0-          -0-
                         --------     --------      --------     --------

                         $402,800     $432,500      $213,700     $221,500
                         --------     --------      --------     --------

     Deferred:
       Federal           $(19,600)    $(25,400)     $(10,000)    $(12,500)
       State               (5,700)      (7,800)       (2,900)      (4,100)
       Foreign                -0-          -0-           -0-          -0-
                         --------     --------      --------     --------

                         $(25,300)    $(33,200)     $(12,900)    $(16,600)
                         --------     --------      --------     --------

     Total               $377,500     $399,300      $200,800     $204,900
                         ========     ========      ========     ========

         A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                                                      Six Months Ended             Three Months Ended
                                                        December 31,                  December 31,
                                                    1996            1995           1996            1995
                                                  --------        --------       ---------       --------
Based on U.S. statutory
  federal  tax rate ........................      $362,500        $372,000       $200,500        $ 94,013

Increase (decrease) in taxes resulting from:
  State taxes, net of
   federal tax benefit .....................        32,000          25,800         17,300           6,131

  Non-deductible (reportable)
    expenses (income) ......................       (17,000)          1,500        (17,000)          1,537
                                                  --------        --------       ---------       --------

     Total .................................      $377,500         399,300       $200,800        $204,900
                                                  ========         =======       ========        ========


     Effective tax rate ....................          35.4%           36.5%          37.2%           36.3%

     The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $168,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5--Accrued Liabilities

         Accrued liabilities are as follows:

                                                      December 31,      June 30,
                                                         1996             1996
                                                       --------         --------
Compensation .................................         $199,605         $309,695
Payroll, sales, and property taxes ...........           75,643           75,775
401-k plan contribution ......................           50,574           27,176
Environmental and other costs ................              -0-          147,257
                                                       --------         --------

                                                       $325,822         $559,903
                                                       ========         ========

Note 6--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $27,721 in 1996 and $26,806 in 1995.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $246,113 in 1996 and $272,869 in 1995.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $75,253 in 1996 and $91,968 in 1995.

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

                  The Subsidiary filed a counterclaim for environmental and other costs incurred which resulted from the seller not resolving certain environmental issues warranted in the contract of purchase. Further, a shareholder of Dynasurf International, Inc. also filed a claim for breach of oral contract of employment for $119,000 which the Company denied in their related statement of defense.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions

         The Company engaged in the following related party transactions:

                                                                                            Six Months Ended
                                                                                               December 31
                                                                                        -------------------------
                                                                                          1996              1995
                                                                                          ----              ----
         Was charged computer consulting services
         by an outside director of the Company                                          $19,304           $17,470

         Accrued  interest income on an installment  note receivable of $235,000 secured  by a deed of trust on the Texas  real  estate.  The note bears interest  of 6.83%  per annum  collectible  annually  for three  years.
         Thereafter  the note shall be collected  in (5) equal annual  principal installments  of $47,000  plus  interest of 6.83% per annum  commencing
         July 1,
         1999 with the final collection due July 1, 2003.                               $ 8,025           $ 8,025

         Loaned $550,000 to its chief executive  officer on December 16, 1996 in consideration  for a note receivable.  The note is to be repaid in (36)
         equal  installments of $3,814 which includes interest of 5.6% per annum commencing  February 1, 1997 with the final balloon payment of $516,915
         due December 16, 1999.                                                         $   -0-          $   -0-

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

         Notes Receivable - Long-term--The carrying amount approximates fair value because of similar rates on issues offered to the Corporation under some or similar provisions.

         Accrued Deferred Compensation--The carrying amount approximates fair value because such liability is being valued based on current market values.

      Item 2A - Management's Discussion and Analysis of Financial Position:

Financial Condition
Liquidity and Capital Resources
Six-Months ended December 1996

         Cash and cash equivalents increased to $1,040,949 at December 31, 1996 from $680,570 at June 30,1996. For the period, $2,033,711 net cash was provided by the operating activities, $727,451 was used in investing activities and $945,881 was used in financing activities. During the past six months, the registrant's investment activities were comprised of $153,649 used for additions to property, plant and equipment, $23,802 used for additions to patent costs and other assets and $550,000 used for a note receivable. The $945,881 used for financing activities comprised of $761,445 for the purchase and retirement of treasury stock and $184,486 used for payment of dividends.

         Working capital of $5,016,391 decreased $652,550 or 13% during the six months and the working capital ratio increased to 9.52 to 1 from 6.31 to 1 as of June 30, 1996.

         Stockholder's equity per share at December 31, 1996 increased 2.1% to $4.37 per share compared with $4.28 at June 30, 1996. As previously authorized by the Board, 114,000 shares of GMCC stock was purchased at the cost of $761,445 and was retired and canceled during the current six month period.

         Management believes that internal cash flow and/or income from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any capital expenditures which will have significant impact on future cash flows.


    Item 2B - Management's Discussion and Analysis of Results of Operations :
          Quarter --- December 31, 1996 compared with December 31, 1995


         Sales increased this quarter as reflected in the current period sales of $2,543,418 by $122,597 or 5.1% from the same quarter last year. Sales at all locations continue to increase over last year due to an increase in customer contracts, increased volume and a larger sales force. Management expects this positive trend to continue through the remainder of the year. The additional space at our Wisconsin facility is complete and will be operational by spring. Response to our Web site on the World Wide Web (http://www.magnaplate.com) is continuing to be met with tremendous response and has resulted in additional sales.

         The additional international advertising has been met with great response as justified by the continuing increase in royalty income. Royalty income for the quarter was $99,806 an increase of 5% compared with the same quarter in 1995. Negotiations are continually taking place regarding potential new licensees. The $46,381 decrease in investment and other income is attributable to a decline in the market at December 31, 1996 and lower dividend and interest income earned at the period end. Management believes the investment portfolio to be sound, diversified and less susceptible to extreme market fluctuations while providing dividend and interest income.

         Reflecting the above, gross revenue for the latest quarter of this year of $2,789,219 increased $81,008 or 2.9% from the same quarter last year.

         Total costs and expenses were $2,199,489 in the second quarter, an increase of $55,542 or 2.6% from the same quarter last year. The minimal increase is due to moderate price increases from our vendors, higher inventory of raw materials due to increased sales and increases in ordinary payroll. Management has successfully stabilized costs in direct proportion to revenue and continues to monitor spending.

          Income before corporate income taxes was $589,730 in this year's second quarter, an increase of $25,466 or 4.5% from the $564,264 achieved in last year's second quarter. Corporate income taxes and the effective tax rate in this year's second quarter were $200,800 and 37% respectively, compared with $204,900 and 36% in the second quarter of last year.

         Based on the above, net income of $388,930 increased by $29,566 or 8.2% in the second quarter of this year from the $359,364 achieved in last year's second quarter.

         Earnings per share were up 15.4% in this year's second quarter ( or $.15 compared to $.13 in last year's second quarter). During the current three month period 114,000 shares of treasury stock were retired and canceled, resulting in a weighted average of outstanding 2,571,469 compared to 2,720,884 for the same period last year.

        Six Months --- December 31, 1996 compared with December 31, 1995:

         Gross revenue for this year's first six months of $5,390,237 increased $69,961 over last year, an increase of 1%.

         Total costs and expenses for the current six month period were $4,323,970 an increase of $97,913 or 2% from last year. As a percentage of gross revenue, total costs and expenses in 1996 were 80% compared to 79% in 1995. Cost of Sales as a percentage of gross revenue for the latest six months increased to 39% from 37% in the same period of last year. Selling and administration decreased to 36% of gross revenue in the latest period compared with 37% last year. Depreciation and amortization decreased to 5% of gross revenue this year compared with 6% in 1995.

         As a result of the above, gross income before corporate income taxes for the first six months of this year was $1,066,267, a decrease of $27,952 or 2.6% from last year.

         Corporate income taxes in this year's first six months were $377,500, compared to $399,300 for the comparable period of last year, a decrease of $21,800 or 5.8%. As detailed in note 5, this year's effective tax rate was 35% compared with 36% last year.

         As a result of the above, net income of $688,767 this year was $6,152 or .9% less than the $694,919 achieved last year. Earnings per share were $.26 this year, compared with $.25 a share last year an increase of $.01 or 4%. During the six month period 114,000 shares of treasury stock were retired and canceled, resulting in a weighted average this year of 2,603,133 compared with 2,731,770 in 1995.

         As detailed in note 7 to the consolidated financial statements, the previous legal matters have been resolved. No new legal matters are expected.

         Negotiations are continuing regarding a potential new licensee in Korea.

           No other significant financial matters are expected in future months that will have an adverse impact on earnings.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GENERAL MAGNAPLATE CORPORATION
                                                       (Registrant)


DATE: February 13, 1997


/s/Candida C. Aversenti
-----------------------
   Candida C. Aversenti
   President


DATE: February 13, 1997


/s/Susan E. Neri
----------------
   Susan E. Neri
   Chief Accounting Officer

                       MINUTES OF THE 1996 ANNUAL MEETING
                               OF SHAREHOLDERS OF
                         GENERAL MAGNAPLATE CORPORATION

         The  Annual  Meeting  of  the   Shareholders   of  General   Magnaplate
Corporation was held at the offices of the Company at 1331 U.S. Route 1, Linden, New Jersey, on November 6, 1996 at 2:00 p.m., E.S.T., pursuant to due notice.

         Mrs. Candida C. Aversenti, President of the Company, presided as Chair of the Meeting, and Mr. Edmund V. Aversenti served as Secretary of the Meeting.

         The Chair introduced those Officers and Directors of the Company who were present.

         At the request of the Chair, the Secretary presented a copy of the Annual Report, the Notice of Annual Meeting of Shareholders, and the Proxy Statement and Proxy Card, together with an Affidavit of Ms. Patricia Popovich, Senior Account Administrator of Registrar and Transfer Company, duly sworn as to the mailing on October 11, 1996, of such Annual Report, the Notice of Annual
Meeting of Shareholders, and the Proxy Statement and Proxy Card for such Meeting, to each holder of record of the Common Stock of the Company as of the close of business on October 4, 1996, as shown by the records maintained by Registrar and Transfer Company, Cranford, New Jersey.

         Upon motion duly made by Mr. T. Aitken, seconded by Mr. H. Levin, and unanimously carried, the reading of the Annual Report, the Notice of Annual Meeting of Shareholders, the Proxy Statement and Proxy Card and the Affidavit of Mailing thereof, was waived. The Secretary was instructed to file the Affidavit and annexed exhibits with the Minutes of the Meeting.

         The Chair requested the Secretary to report the number of shares present in person and by proxy. The Secretary submitted a list of holders of record of the Common Stock of the Company as of the close of business on October 4, 1996, prepared and certified by Registrar and Transfer Company, Cranford, New Jersey, Transfer Agent for the Company, and stated the list would remain open during the Meeting for inspection by any interested shareholder. He reported that there were present, in person and by proxy, the holders of 2,422,357 shares of Common Stock out of 2,634,797 shares of the Company's stock outstanding as of October 4, 1996. The Secretary declared that not only was a quorum present, but noted that an extra-ordinary number, 91.9%, of the shareholders had responded and were present in person or by proxy, whereupon the Chair declared that the Meeting was open for the conduct of business.

         The Chair stated that extra copies of the Annual Report to Shareholders of the Company for the fiscal year ending June 30, 1996, including financial statements audited by Mauriello, Franklin & Lo Brace, filed on Form 10-K with the Securities and Exchange Commission, as well as other printed material concerning products and services of the Company, were available for those who wished to examine same.

         The Chair stated that the next order of business was the reading of the Minutes of the last (1995) Annual Meeting of the Shareholders. Upon motion made by Mr. W. Alina, seconded by Mr. J. Wallwork, and unanimously carried, the reading of the Minutes of the 1995 Annual Meeting of Shareholders was waived.

         The Chair announced the appointment of Ms. Susan Neri and Mr. Ralph Confessore (shareholder) as Inspectors of Election. The Inspectors of Election delivered their Oath of Office, which Oath of Office and Certificate thereof was ordered filed with the Minutes of the Meeting. The list of shareholders of the Company was delivered to the Inspectors of Election, and the Chair asked all persons present who were shareholders of the Company and who had not sent in a proxy, to identify themselves to the Inspectors of Election, and if they did not wish to vote in person, there were extra proxies on hand which they could fill in and give to the Inspectors of Election.

         The Chair then stated that the first item of business was the election of Seven (7) persons to serve as Directors of the Company. Upon Motion duly made by Mr. W Alina, and seconded by Mr. L. Campbell, the following persons were nominated to serve as Directors of the Company until the next Annual Meeting of Shareholders, and until their successors shall be elected and shall qualify:

              S. Thomas Aitken                    Harold F. Levin
              Candida C. Aversenti                Edward A. Partenope Jr.
              Edmund V. Aversenti, Jr.            James H. Wallwork
              Charles P. Covino


         The Chair called for any further nominations and, there being none, and the nominees having accepted their nomination, upon motion duly made by Ms. A. Dente, and seconded by Mr. T. Aitken, and unanimously carried, nominations were closed.

         The ballots were submitted to the Inspectors of Election. After the Ballots were tabulated, the Inspectors of Election reported to the Secretary that the result of the vote taken at such Meeting was as follows:

No. of Shares Voting By Proxy        For             Against          Abstain
-----------------------------        ---             -------          -------
S. Thomas Aitken                   2,409,021             0            13,336
Candida C. Aversenti               2,412,221             0            10,136
Edmund V. Aversenti, Jr.           2,405,521             0            16,836
Charles P. Covino                  2,411,949            72            10,336
Harold F. Levin                    2,409,021             0            13,336
Edward A. Partenope, Jr.           2,412,021             0            10,336
James H. Wallwork                  2,412,021             0            10,336

         The Inspectors of Election also reported to the Secretary that no shares had been voted in person in favor of or in opposition to the nominees, and that no shares had been voted for any person other than the nominees. The Report of the Inspectors of Election was ordered filed with these Minutes.

         The Secretary reported the results to the Meeting, and the chair thereupon announced that the Seven (7) persons nominated had received a plurality of the votes cast at the Meeting and had been duly elected Directors of the Company to hold office until the 1997 Annual Meeting of Shareholders in accordance with the By-Laws and to serve until their successors shall be elected and shall qualify.

         The Chair stated that the next item of business was ratification of the selection of the Company's independent auditors for the fiscal year ending June 30, 1997, adding that Mauriello, Franklin & Lo Brace of Springfield, New Jersey had served as the Company's independent auditors nearly thirty years, and for the fiscal year ended June 30, 1996. She indicated that the Board of Directors had selected the same firm as the Company's independent auditors for the current fiscal year, subject to the vote of the shareholders. A motion was then duly made by Mr. J. Wallwork, and seconded by Ms. S. Neri, for confirmation of the selection of Mauriello, Franklin & Lo Brace as the Company's independent auditors for the current fiscal year ending June 30, 1997.

         Balloting for the confirmation of the selection of the Company's independent auditors then took place, after which the ballots were submitted to the Inspectors of Election. After the ballots were tabulated, the Inspectors of Election reported to the Secretary that 2,411,001 shares had been voted by proxy in favor of the selection of the Company's independent auditors, that 972 shares had been voted against, and that 10,384 shares had voted to abstain. The Inspectors of Election also reported to the Secretary that no shares had been voted in person in favor of or in opposition to the selection. The Report of the Inspectors of Election was ordered filed with these minutes.

         The Secretary reported the vote and the Chair thereupon announced that Mauriello, Franklin & Lo Brace having received a plurality of the votes cast at the Meeting, had been duly elected and confirmed as the Company's independent auditors for the current fiscal year ending June 30, 1997.

         The Chair stated that Mr. Glen Wohlrob, a member of Mauriello, Franklin & Lo Brace was present at the Meeting and was available to respond to appropriate questions.

         There being no questions asked or matters to be considered, the Chair stated she wished to thank all those present for attending the meeting, the shareholders for their confidence in the Company and its officials, and particularly all the officers, staff, and employees of the Company for their loyal support.

         The Chair then proposed that she would entertain a motion to adjourn, for which a motion was made by Mr. T. Aitken, seconded by Mr. W. Alina and unanimously carried.

         The Chair then declared the Annual Meeting of Shareholders officially adjourned.

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

1331 U.S. Route #1
Linden, New Jersey 07036
Telephone: 908-862-6200
Fax: 908-862-6110

FOR IMMEDIATE RELEASE
Linden, New Jersey February 12, 1997

NASDAQ SYMBOL GMCC

                     GENERAL MAGNAPLATE CORPORATION (GMCC)
              Six Month Report To Stockholders -- December 31, 1996

         The Board of Directors declared a dividend of $.06 per share to stockholders of record February 28, 1997, payable on March 14, 1997.


       Condensed Statement of Income - Six Months Ending December 31, 1996


                                                      1996               1995
                                                   ----------         ----------
Gross Revenue ............................         $5,390,237         $5,320,276
Income Before Taxes ......................          1,066,267          1,094,219
Net Income ...............................            688,767            694,919
Earnings Per Share .......................         $     0.26         $     0.25
Avg. Shares Outstanding ..................          2,603,133          2,731,770


                            ***********************


      Condensed Statement of Income - Three Months Ending December 31, 1996

                                                      1996               1995
                                                   ----------         ----------
Gross Revenue ............................         $2,789,219         $2,708,211
Income Before Taxes ......................            589,730            564,264
Net Income ...............................            388,930            359,364
Earnings Per Share .......................         $     0.15         $     0.13
Avg. Shares Outstanding ..................          2,571,469          2,720,884