Form 10-Q
period 1997-03-31
GENERAL MAGNAPLATE CORP
filed 1997-05-15
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997:

Common Stock, No Par Value                                   2,465,897
--------------------------                               ------------------
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



                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of March 31, 1997 and the related consolidated statement of stockholders' equity for the nine months ended March 31, 1997 and the related consolidated statements of income and cash flows for the nine months ended March 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the March 31, 1997 and 1996 statements.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the nine months ended and three months ended March 31, 1997 and 1996 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1996 was audited by us, and we expressed an unqualified opinion on it in our report dated August 9, 1996. We have not performed any auditing procedures on the balance sheet since August 9, 1996.

                                        /s/ Mauriello, Franklin & Lo Brace, P.C.
                                        ----------------------------------------
                                            Mauriello, Franklin & Lo Brace, P.C.

April 23, 1997

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                     March 31,         June 30,
         ASSETS                                        1997              1996
         ------                                    -----------       -----------
Current assets:
  Cash and cash equivalents ................       $   884,790       $   680,570
  Marketable securities (Note 1) ...........         2,714,308         4,192,421
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $132,000 (June 30, 1996-$137,000) ......         1,459,735         1,254,845
  Inventories (Note 1) .....................           272,536           273,073
  Prepaid expenses .........................           134,389           177,321
  Other current assets .....................           160,252           158,287
                                                   -----------       -----------

      Total current assets .................       $ 5,626,010       $ 6,736,517

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) .............         5,263,666         5,432,330

Cash surrender value of officers' life
  insurance, net ...........................           664,162           664,162

Other assets (Note 3) ......................         1,153,490           500,707
                                                   -----------       -----------

    Total assets ...........................       $12,707,328       $13,333,716
                                                   ===========       ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                    March 31,         June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1997              1996
------------------------------------             ------------      ------------
Current liabilities:
  Accounts payable .........................     $    245,595      $    437,113
  Accrued liabilities (Note 5) .............          338,880           559,903
  Corporate income taxes payable ...........          153,513            70,560
                                                 ------------      ------------

    Total current liabilities ..............     $    737,988      $  1,067,576
                                                 ------------      ------------

Long-term liabilities:
  Rent security deposit ....................     $      9,193      $      7,877
  Accrued deferred compensation (Note 6) ...        1,093,010           977,831
                                                 ------------      ------------

    Total long-term liabilities ............     $  1,102,203      $    985,708
                                                 ------------      ------------

    Total liabilities ......................     $  1,840,191      $  2,053,284
                                                 ------------      ------------

Contingencies (Note 7)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,471,797 shares
    (June 30, 1996 - 2,634,797 shares) .....     $    223,180      $    223,180
  Retained earnings ........................       10,782,291        11,178,589
  Foreign currency translation adjustment
    (Note 1) ...............................         (138,334)         (121,337)
                                                 ------------      ------------

    Total stockholders' equity .............     $ 10,867,137      $ 11,280,432
                                                 ------------      ------------

    Total liabilities and
      stockholders' equity .................     $ 12,707,328      $ 13,333,716
                                                 ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1997




                                                                      Foreign
                                                                     Currency
                                     Common         Retained        Translation
                                      Stock         Earnings         Adjustment
                                      -----         --------         ----------
Balance,
  July 1, 1996 ...............     $ 223,180     $ 11,178,589      $   (121,337)

Add--net income ..............           -0-        1,035,449               -0-

Add--foreign currency
 translation adjustment ......           -0-              -0-           (16,997)

Less--dividends paid .........           -0-         (335,684)              -0-

Less--purchase and retirement
  of 163,000 treasury shares .           -0-       (1,096,063)              -0-
                                   ---------     ------------      ------------

Balance, March 31, 1997 ......     $ 223,180     $ 10,782,291      $   (138,334)
                                   =========     ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME




                                         Nine Months Ended           Three Months Ended
                                            March   31,                  March   31,
                                    -------------------------     -------------------------
                                        1997           1996           1997           1996
                                    ----------     ----------     ----------     ----------
Gross revenue:
  Sales .......................     $7,712,118     $7,470,665     $2,737,640     $2,623,513
  Royalty income ..............        232,276        203,999         67,283         67,587
  Investment and other
    income, net ...............        324,528        364,886         73,762         28,174
                                    ----------     ----------     ----------     ----------
                                    $8,268,922     $8,039,550     $2,878,685     $2,719,274
                                    ----------     ----------     ----------     ----------

Costs and expenses:
  Cost of sales ...............     $3,274,116     $3,025,623     $1,189,661     $1,061,534
  Selling and administration ..      2,932,954      2,837,470        981,174        881,592
  Depreciation and amortization        437,069        448,236        149,568        147,560
  Interest ....................            234          5,414           --             --
                                    ----------     ----------     ----------     ----------
                                    $6,644,373     $6,316,743     $2,320,403     $2,090,686
                                    ----------     ----------     ----------     ----------

Income before corporate
  income taxes ................     $1,624,549     $1,722,807     $  558,282     $  628,588

Corporate income taxes
  (Notes 1 and 4) .............        589,100        628,800        211,600        229,500
                                    ----------     ----------     ----------     ----------

Net income ....................     $1,035,449     $1,094,007     $  346,682     $  399,088
                                    ==========     ==========     ==========     ==========

Earnings per share
  (Note 1) ....................     $      .40     $      .40     $      .14     $      .15
                                    ==========     ==========     ==========     ==========

Weighted average shares
  outstanding .................      2,570,650      2,742,767      2,504,244      2,704,344
                                    ==========     ==========     ==========     ==========




                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                      1997             1996
                                                                  -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 1,035,449      $ 1,094,007
                                                                  -----------      -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization .........................     $   437,069      $   448,236
      Deferred taxes ........................................         (37,600)         (58,500)
      Accrued deferred compensation .........................         115,179          129,782
      Foreign currency translation adjustment ...............         (16,997)             650
      Provision for doubtful accounts .......................          28,336           53,000
      Increase  (decrease) in cash  resulting from changes in
       current assets and  liabilities:
         Marketable securities ..............................       1,478,113          489,243
         Accounts receivable ................................        (233,226)        (117,772)
         Other current assets ...............................          65,180          187,008
         Accounts payable and accrued liabilities ...........        (412,541)        (136,229)
         Corporate income taxes payable .....................          82,953         (125,187)
         Rent security deposit ..............................           1,316             --
                                                                  -----------      -----------
         Total adjustments ..................................     $ 1,507,782      $   870,231
                                                                  -----------      -----------

    Net cash provided by operating activities ...............     $ 2,543,231      $ 1,964,238
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant,  and equipment ..............     $  (264,975)     $  (256,106)
  Additions to patent costs and other assets ................         (93,963)          (3,155)
  Note receivable - officer .................................        (550,000)             -0-
  Installment collections - note receivable .................           1,674              -0-
                                                                  -----------      -----------
    Net cash used in investing activities ...................     $  (907,264)     $  (259,261)
                                                                  -----------      -----------

                                 GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                          (continued)

                                                                      1997             1996
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase and retirement of treasury stock .................     $(1,096,063)     $  (678,256)
  Dividends paid ............................................        (335,684)        (273,404)
  Reduction in long-term debt ...............................             -0-         (177,544)
                                                                  -----------      -----------

    Net cash used in financing activities ...................     $(1,431,747)     $(1,129,204)
                                                                  -----------      -----------

Increase (decrease) in cash and cash equivalents ............     $   204,220      $   575,773
Cash and cash equivalents, beginning of period ..............         680,570          369,276
                                                                  -----------      -----------
Cash and cash equivalents, end of period ....................     $   884,790      $   945,049
                                                                  ===========      ===========

Supplementary cash flow data:
  Income taxes paid .........................................     $   543,747      $   814,597
  Interest paid .............................................     $       234      $     5,414


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

         Marketable Securities

                  All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Market value exceeded cost by $12,542 at March 31, 1997.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Note 2--Property, Plant and Equipment

         Property, plant and equipment are as follows:

                                                  March  31,           June 30,
                                                     1997                1996
                                                 -----------         -----------
Land ...................................         $   805,350         $   805,350
Buildings ..............................           3,366,208           3,366,208
Building improvements ..................           3,428,765           3,393,127
Factory machinery ......................           4,641,207           4,465,319
Office equipment .......................             904,719             865,614
Transportation equipment ...............             252,150             264,026
                                                 -----------         -----------

Total ..................................         $13,398,399         $13,159,644
Less--accumulated depreciation .........           8,134,733           7,727,314
                                                 -----------         -----------

Net ....................................         $ 5,263,666         $ 5,432,330
                                                 ===========         ===========

Note 3--Other Assets

                  Other assets are as follows:

                                                                  March 31,       June 30,
                                                                    1997           1996
                                                                ----------     ----------

Deferred income taxes .....................................     $  199,034     $  174,676
Note receivable-related party .............................        235,000        235,000
Deferred compensation contracts ...........................         94,011         54,011
Patents and trademarks, at cost, net of
    accumulated  amortization .............................         87,553         37,020
Note receivable-officer (less current maturity)............        537,892           --
                                                                ----------     ----------

                                                                $1,153,490     $  500,707
                                                                ==========     ==========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Note 4--Corporate Income Taxes

              Components of corporate income taxes are as follows:

                          Nine Months Ended                Three Months Ended
                      -------------------------       -------------------------
                               March 31,                       March 31,
                      -------------------------       -------------------------
                         1997            1996            1997            1996
                      ---------       ---------       ---------       ---------
Current:
   Federal .....      $ 533,000       $ 582,800       $ 184,300       $ 197,200
   State .......         93,700         104,500          39,600          57,600
   Foreign .....           --              --              --
                      ---------       ---------       ---------       ---------
                      $ 626,700       $687,300        $ 223,900       $ 254,800
                      ---------       ---------       ---------       ---------
Deferred:
  Federal ......       $(29,100)      $ (45,300)      $  (9,500)      $ (19,900)
  State ........         (8,500)        (13,200)         (2,800)         (5,400)
  Foreign ......           --              --              --
                      ---------       ---------       ---------       ---------
                      $ (37,600)      $ (58,500)      $ (12,300)      $ (25,300)
                      ---------       ---------       ---------       ---------

Total ..........      $ 589,100       $ 628,800       $ 211,600       $ 229,500
                      =========       =========       =========       =========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Note 4--Corporate Income Taxes (Continued)

              Components of corporate income taxes are as follows:

         A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                                                       Nine Months Ended             Three Months Ended
                                                    --------------------------     ----------------------
                                                            March 31,                      March 31,
                                                    --------------------------     ----------------------
                                                      1997              1996         1997          1996
                                                    --------          --------     ---------     --------
         Based on U.S. statutory
          federal tax rate                          $552,347          $585,754     $189,816      $213,754
         Increase (decrease) in
          taxes resulting from:
           State taxes, net of
            federal tax benefit                       56,232            60,258       24,288        34,458
           Non-deductible (reportable)
            expenses (income)                        (19,479)          (17,212)      (2,504)      (18,712)
                                                    --------          --------     ---------     --------

            Total                                   $589,100          $628,800     $211,600      $229,500
                                                    ========          ========     ========      ========

         Effective tax rate                             36.3%             36.5%        37.9%         36.5%

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5--Accrued Liabilities

         Accrued liabilities are as follows:

                                                       March 31,       June 30,
                                                         1997             1996
                                                       --------         --------

Compensation .................................         $245,199         $309,695
Payroll, sales, and property taxes ...........           72,376           75,775
401-k plan contribution ......................           10,287           27,176
Environmental and other costs ................           11,018          147,257
                                                       --------         --------

                                                       $338,880         $559,903
                                                       ========         ========

Note 6--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $30,124 in 1997 and $16,349 in 1996.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $370,770 in 1997 and $375,300 in 1996.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $112,505 in 1997 and $129,783 in 1996.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions

                  The   Company   engaged  in  the   following   related   party
         transactions:

                                                                                            Nine Months Ended
                                                                                                 March  31,
                                                                                        -------------------------
                                                                                          1997              1996
                                                                                          ----              ----
         Was charged computer consulting services
         by an outside director of the Company;                                         $29,193           $25,353

         Accrued  interest income on an installment  note receivable of $235,000 secured  by a deed of trust on the Texas  real  estate.  The note bears interest  of 6.83%  per annum  collectible  annually  for three  years.
         Thereafter  the note shall be collected  in (5) equal annual  principal installments  of $47,000  plus  interest of 6.83% per annum  commencing
         July 1, 1999 with the final collection due July 1, 2003;                       $12,038           $12,038

         Charged  interest  income on a bridge note  receivable of $550,000 from its chief  executive  officer on December 16,  1996.  The note is to be repaid in (35) equal  installments of $3,814 which includes interest of
         5.6% per annum  commencing  February  1,  1997  with the final  balloon payment of $516,915 due
         December 16, 1999.                                                             $ 8,924           $   -0-

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

      Item 2A - Management's Discussion and Analysis of Financial Position:

Financial Condition
Liquidity and Capital Resources
Nine-Months ended March 1997

         Cash and cash equivalents increased to $884,790 at March 31, 1997 from $680,570 at June 30, 1996. For the period, $2,543,231 net cash was provided by the operating activities, $907,264 was used for investing activities and $1,431,747 was used for financing activities. During the past nine months, the registrant's investment activities were primarily comprised of $264,975 used for additions to property, plant and equipment $93,963 used for additions to patent costs and $550,000 was used for a note receivable. The $1,431,747 for financing activities was used for the payment of dividends of $335,684 and $1,096,063 for the purchase and retirement of treasury stock.

         Working capital of $4,888,022 decreased $780,919 or 16% during the nine months and the working capital ratio increased to 7.62 to 1 from 6.31 to 1 at June 30, 1996.

         Stockholders' equity per share March 31, 1997 increased 3% to $4.40 per share compared with $4.28 per share June 30, 1996. As previously authorized by the Board, 163,000 shares of GMCC stock were purchased at the cost of $1,096,062 (an average price per share of $6.72) which was retired and canceled during the current nine month period.

         Management believes that internal cash flow and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures that will have a significant impact on future cash flows.


     Item 2B - Management's Discussion and Analysis of Results of Operations Quarter --- March 31, 1997 compared with March 31, 1996:

         Sales increased this quarter, as reflected in the current period sales of $2,737,640, by $114,127 or 4% from the same quarter last year. Sales at all locations increased this quarter with the exception of our California facility, whose sales are down slightly. Management feels that sales will continue to increase thru the remainder of the year as a result of increases in customer contracts, and volume and a larger sales force. Our Web site (http://www.magnaplate.com) continues to be met with tremendous response and has also generated more sales. The additional space at our Wisconsin facility is almost 100% operational at this time.

         Although no increase is reflected in royalty income for the quarter, ($67,283 vs. $ 67,587) this is primarily due to a timing difference. Only minium royalties were accrued this quarter, since reports from our licensees of additional royalties due had not been received at the time the third quarter financials were prepared. Additional royalties due will be reported in the fourth quarter. The international advertising continues to be very successful. Senior management attended a European sales meeting hosted by our Dutch licensee, Mifa. In the opinion of management the meeting was very successful and expect positive results in the future. Management is investigating licensee candidates in Italy. The first installment of $50,000 was paid by Black & Decker in accordance with the terms of the contract regarding the exclusive trademark agreement allowing them to use our MAGNAGLIDE mark on their OSD steam irons. This payment will be reflected as royalty income during the fourth quarter. The $45,588 increase in investment and other income is directly associated with the high yield, fixed income investments in our portfolio which was not severely affected by the poor performance of the market at the end of the quarter. Management believes the investment portfolio to be sound, diversified and less susceptible to market fluctuations while providing dividend and interest income.

         Reflecting the above, gross revenue for the latest quarter of this year of $2,878,685 increased $159,411 or 6% from the same quarter last year.

         Total costs and expenses were $2,320,403 in the third quarter, an increase of $229,717 or 11% from the same quarter of last year. The primary increase to expenses has been in raw materials and production supplies. Recent extensive chemical purchases were made during the third quarter in preparation for large jobs which were started in the early part of the fourth quarter. Management will continue to monitor spending.

         Income before corporate income taxes was $558,282 for the current quarter, a decrease of $70,306 or 11% from the $628,588 achieved in the same quarter last year. Corporate income taxes and the effective tax rate in this year's third quarter were $211,600 and 37.9% respectively, compared with $229,500 and 36.5% in the third quarter of last year.

         As a result of the above, net income in the third quarter of this year of $346,682 dropped $52,406 or 13% from the same quarter last year.

         Earnings per share were $.14 compared to $.15 in last year's third quarter. During the current three month period 49,000 shares of treasury stock were retired and canceled, resulting in weighted average shares outstanding of 2,504,244 compared to 2,704,344 for the same period last year.


        Nine Months ------- March 31, 1997 compared with March 31, 1996:

         Gross revenue for this year's first nine months of $8,268,922 increased $229,372 or 3% from last year.

         Total costs and expenses for the current nine month period were $6,644,373, an increase of $327,630 or 5% from last year. As a percentage of gross revenue, total costs and expenses in 1997 were 80% compared to 79% in 1996. Cost of Sales as a percentage of gross revenue for the latest nine months increased to 39% from 38% in the same period of last year.

Selling and administration remained at 35% of gross revenue and depreciation and amortization decreased to 5% of gross revenue compared to 6% last year.

         As a result of the above, income before corporate income taxes for the first nine months of this year was $1,624,549, a decline of $98,258 or 6% from last year.

         Corporate income taxes in this year's first nine months were $589,100, compared with $628,800 for the same period last year, a decrease of $39,700 or 7%. As detailed in Note 5, this year's effective tax rate was 36.3% compared with 36.5% in 1996.

         As a result of the above, net income of $1,035,449 this year was $58,558 or 6% less than the $1,094,007 achieved last year. Earnings per share remain at $.40 for this period. During the nine month period 163,000 shares of treasury stock were retired and canceled resulting in weighted shares outstanding of 2,570,650 compared with 2,742,767 in 1996.

         As detailed in Note 7 to the consolidated financial statements, the previous legal matters have been resolved. No new legal matters are expected.

         As discussed above preliminary investigations into potential licensees in Italy are being conducted.

         General Magnaplate was honored by OSHA as a merit worksite in their Voluntary Protection Program. This is a pilot program for smaller companies with outstanding safety records combined with employee and management commitment to strict safety standards.

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


                                              GENERAL MAGNAPLATE CORPORATION
                                              ------------------------------
                                                      (Registrant)

DATE        May 14, 1997
     ---------------------------


         /s/Candida C. Aversenti
         -----------------------
            Candida C. Aversenti
                President



DATE       May 14, 1997
     ---------------------------

           /s/Susan E. Neri
           ---------------------
             Susan E. Neri
         Chief Accounting Officer

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

1331 U.S. Route #1
Linden, New Jersey 07036
Telephone: 908-862-6200
Fax: 908-862-6110

FOR IMMEDIATE RELEASE

Linden, New Jersey     May 7, 1997

NASDAQ SYMBOL GMCC

                     GENERAL MAGNAPLATE CORPORATION (GMCC)
               Nine Month Report To Shareholders -- March 31, 1997


       Condensed Statement of Income - Nine Months Ending March 31, 1997
       ------------------------------------------------------------------

                                                      1997               1996
                                                   ----------         ----------
Gross Revenue ............................         $8,268,922         $8,039,550
Income Before Taxes ......................          1,624,549          1,722,807
Net Income ...............................          1,035,449          1,094,007
Earnings Per Share .......................              $0.40              $0.40

Avg. Shares Outstanding ..................          2,570,650          2,742,767



                            ***********************


      Condensed Statement of Income - Three Months Ending March 31, 1997

                                                      1997               1996
                                                   ----------         ----------
Gross Revenue ............................         $2,878,685         $2,719,274
Income Before Taxes ......................            558,282            628,588
Net Income ...............................            346,682            399,088
Earnings Per Share .......................              $0.14              $0.15

Avg. Shares Outstanding ..................          2,504,244          2,704,344