Form 10-K
period 1997-06-30
GENERAL MAGNAPLATE CORP
filed 1997-09-24
CIK 40687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1997           Commission file number: 0-2977

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

                  1331 U.S. Route 1, Linden, New Jersey 07036
                 ---------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number, including area code   (908) 862-6200
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
--------------------------             -----------------------------------------
          None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant. (The market value is computed by reference to the price at which the stock was sold as of August 13, 1997): $5,145,137

The number of shares outstanding of each of the Registrant's classes of common stock, as of August 13, 1997: 2,459,397 one class Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report for year ended June 30, 1997, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1997 fiscal year, is incorporated by reference or in Parts I through IV.

(2) Proxy and Proxy Soliciting material for Annual Meeting to be held November 5, 1997, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1997 fiscal year, is incorporated by reference or in Parts I through IV.

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

         The Registrant's names for its main proprietary processes are: TUFRAM for aluminum, NEDOX for most metals, MAGNAPLATE HMF for most metals, MAGNAPLATE HCR for aluminum, CANADIZE for titanium, MAGNADIZE for magnesium, LECTROFLUOR for all metals, HI-T-LUBE a specialized dry film lubrication coating, PLASMADIZE, a composite coating for extreme wear application for most metals, MAGNAGOLD, an enhanced titanium nitride PVD coating for various metals and ultra-hard alloy steels to increase surface hardness, GOLDENEDGE, an ultra-hard, ultra-thin TiN PVD coating for blades and all sharp-edged tools, MAGNAPLATE HTR, for superior high temperature release on all metals and MAGNAGLIDE, a coating developed for the exclusive use by Black & Decker for its irons. Each proprietary process consists of a number of variations that can be employed to meet customer requirements. The Registrant has obtained trademark coverage for thirteen of these proprietary processes in the United States and on most of them in certain foreign countries. Coatings using these and other proprietary processes have represented approximately 95% of the Registrant's total operating revenues for the fiscal year ended June 30, 1997.

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

         Financial information relating to foreign operations is as follows:

         The company has invested net assets of $344,575 in its Ajax, Ontario operation as of June 30, 1997.

         Foreign operations (principally Canada) constitutes 6.3%, 6.5%, and 7.5% of total sales in the three years ending June 30, 1995, 1996 and 1997 respectively. Foreign operations constitute 0%, 1.7%, and 3.5% of pre-tax profits for the three years ended June 30, 1995, 1996 and 1997 respectively.

Marketing

         The Registrant markets its metal coating services through a staff of twenty two technical market support personnel, including six independent representatives operating from its facilities in New Jersey, Texas, Wisconsin, California and Canada. New customers also come to the Registrant through advertising, trade shows, seminars, our web site and editorial coverage in numerous trade journals and referrals from the Registrant's customers.

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

         For the fiscal year ended June 30, 1997, no one customer accounted for more than 10% of the total revenues of the Registrant.

Research and Development

         The metal coatings industry is characterized by rapid technological changes requiring the Registrant to make continuing expenditures for development of new coatings and the improvement of existing coatings in order to meet customer needs.

         During the fiscal year ended June 30, 1997, the Registrant spent an estimated $50,000 on unreimbursed research and development. Additional costs incurred were paid by customers requiring special coatings and treatments. All costs associated with the development of new processes and the maintenance and enhancement of existing processes are charged against income as incurred or borne by the customer in the form of contracts.

License Agreements

         The Registrant has licensing agreements with the following overseas organizations: Ulvac Techno, Ltd. (Japan), YTTEC AB (Sweden), A.T. Poeton & Sons, Ltd. (United Kingdom), and MIFA Aluminum BV (Netherlands), and will continue seeking additional licensees. Since inception, several of these licensees have increased their processing capabilities by taking licenses for additional proprietary processes.

         The Registrant receives periodic royalty payments under these agreements based on sales of products to which Registrant's coating technology is applied. The agreements also provide for two-way exchange of new and related technology developed by Registrant and licensees.

         The Registrant has an exclusive worldwide licensing agreement with Black & Decker in connection with irons using the MAGNAGLIDE process technology and name.

         The contributions of the licensees amounted to 3.7% of the gross revenue of the Registrant and are expected to continue to rise.

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

Raw Materials

         The Registrant's primary raw materials are chemicals, polymers and powdered or wire metals manufactured by large chemical and metal companies and are readily available. The Registrant blends these raw materials in its proprietary processes. The Registrant believes that sources of supply are adequate for its needs and that it is not substantially dependent upon any one supplier.

Protection of Proprietary Information

         Several new patents have been filed on processes for surface treatments in the US and in key foreign nations. While management believes that its existing patents have had competitive merit, it does not believe that patent protection is essential to the ongoing operations of the Registrant due to the know-how developed over the past years.

         The Registrant has acquired 17 United States trademarks and servicemarks, and 13 foreign trademarks and servicemarks. These trademarks and servicemarks cover 15 of the Registrant's processes in the United States and one or more of the Registrant's processes in Canada and the European Community. While management believes these trademarks and servicemarks have competitive merit, it does not believe that trademark and servicemark protection is essential to the ongoing operations of the Registrant.

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

Employees

         At June 30, 1997, the Registrant had 139 employees, of whom 18 were employed in marketing and sales operations, 23 in administration and 98 in production and quality assurance.

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

         On December 28, 1989, the Registrant acquired certain assets of Ra-Tech Inc., a Racine, Wisconsin based hard anodizing metal specialist. The operations were incorporated under the name of General Magnaplate Wisconsin, Inc., a wholly-owned subsidiary of Registrant. During the fiscal year ending June 30, 1991, the Registrant, through its wholly-owned subsidiary, Candida Realty Wisconsin, Inc., acquired 16,000 square feet of production and office space in a building located on over 2.5 acres, into which General Magnaplate Wisconsin, Inc. moved in October, 1991. During the fiscal year ended June 30, 1997 the registrant completed a 7,550 square foot expansion and renovation of this facility. Title is unencumbered.

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

Item 3. LEGAL PROCEEDINGS

         In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990. The subsidiary filed a counterclaim for environmental and other costs which result from the seller not resolving certain environmental issues warranted in the contract of purchase. Further, a shareholder of Dynasurf International, Inc. also filed a claim for breach of oral contract of employment for $119,000 which the Registrant denied in its related statement of defense. The Company reached an out of court agreement with the plaintiffs on September 9, 1996 wherein the plaintiffs were collectively paid the sum of $65,000 U.S. dollars in full settlement of their claim. Such settlement did not have an adverse effect on the Company's financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

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

         FISCAL PERIOD                         HIGH/LOW SALES PRICE
         -------------                         --------------------

             1997                               High              Low
             ----                               ----              ---
         1st Quarter                            6 3/8            5 1/4
         2nd Quarter                            7 1/4            5 3/4
         3rd Quarter                            7                6 1/8
         4th Quarter                            6 7/8            5 7/8
            1996                                High             Low
            ----                                ----             ---
         1st Quarter                            5 1/4            4 1/8
         2nd Quarter                            6 1/8            4 3/4
         3rd Quarter                            6 5/8            5 1/4
         4th Quarter                            7 1/4            6

Holders

       The approximate number of security holders of the Registrant's Common Stock as of June 30, 1997 was 895.

Dividends

         The Registrant has paid cash dividends on its Common Stock since 1977. Payments for the past five fiscal years are as follows:

                                                To Holders of Record as of
Amount                       Date Paid           the Close of Business On
------                       ---------           ------------------------
$.06                       March 14, 1997            February 28, 1997
 .07                       October 15, 1996          September 27, 1996
 .05                       March 8, 1996             February 23, 1996
 .05                       October 16, 1995          September 29, 1995
 .05                       March 1, 1995             February 20, 1995
 .04                       January 28, 1994          January 14, 1994
 .08                       June 15, 1993             June 4, 1993

Item 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data with respect to the Consolidated Statements of Income of the Company for the five years ended June 30, 1997 and the Consolidated Balance Sheets of the Registrant as of the end of such years. The selected financial data for the five years are derived from financial statements for such years and as of such dates as examined by Mauriello, Franklin & LoBrace, independent auditors, including the Consolidated Financial Statements for the three years ended June 30, 1997 and the Consolidated Balance Sheets, as of June 30, 1997 and 1996 included elsewhere herein, and such data are qualified by reference to such financial statements and notes thereto.


                                                                       Years Ended June 30,
                                         ------------------------------------------------------------------------------
                                             1997             1996             1995            1994             1993
                                             ----             ----             ----            ----             ----
Selected Income Statement Data:

Gross Revenue                            $11,453,658      $10,777,072      $10,048,857      $9,893,134      $10,302,712
Income Before Taxes                        2,533,707        2,349,529        2,086,084       2,033,177        2,111,418
Net Income                                 1,694,687        1,486,285        1,217,305       1,323,575        1,341,853
Earnings per share                       $       .67      $       .55      $       .42      $      .44      $       .44
Dividends per share                      $       .13      $       .10      $       .05      $      .04      $       .08


Shares Outstanding:
   Weighted Average Shares                 2,544,562        2,717,958        2,887,504       3,040,331        3,051,694
   At Year End                             2,459,397        2,634,797        2,774,013       2,956,194        3,051,694


Selected Balance Sheet Data:
Total Assets                             $13,513,276      $13,333,716      $12,923,076     $12,782,623      $12,260,467
Working Capital                            5,295,362        5,668,941        5,358,460       4,907,254        3,538,425
Long-Term Debt                                   -0-              -0-              -0-         175,682          510,763
Stockholders' Equity                      11,451,384       11,280,432       10,902,198      10,830,153       10,156,354
Stockholders' Equity per share           $      4.66      $      4.28      $      3.93     $      3.66      $      3.33



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

         Management believes that it competes primarily on the basis of manufacturing expertise, its superior proven proprietary processes and coatings, and its reputation for problem solving, and that its pricing is a less significant competitive consideration than these factors. Management believes that these factors are responsible for the company's continuing growth of marketshare as well as for its financial stability. Management expects that there will be a greater demand for its coating services although it cannot predict the impact on future earnings.

Financial Condition

Liquidity and Capital Resources
Three Years Ended 1997

         In the three-year period ended June 30, 1997, $6,497,692 net cash was provided by operating activities of which $2,340,780 net cash was used in investing activities and $4,272,354 net cash was used in financing activities, resulting in a decrease in cash and cash equivalents of $115,442.

         The net cash provided by operating activities was principally from: net income of $4,398,277; depreciation and amortization of $1,821,087; and accrued deferred compensation of $425,171; primarily reduced by the increase in marketable securities of $42,295; and accounts receivable of $237,447.

         The net cash used in investing activities was principally from: additions to property, plant and equipment of $1,376,439; note receivable net of installment collections of $544,995; and net additions to cash surrender value-life insurance of $240,330.

         The net cash used in financing activities was principally from: the acquisition of treasury stock of $3,006,757; dividends paid of $754,253; and the payment of bank debt of $511,344.

         Working capital of $5,295,362 at June 30, 1997 increased by $388,108 or 8% during the three-year period and the working capital ratio increased to 6.8 to 1 from 5.6 to 1 at June 30, 1994. Stockholders' equity per share at June 30, 1997 increased 27% to $4.66 per share compared with $3.66 per share at June 30, 1994. As previously authorized by the Board, in 1997 175,400 shares of GMCC stock at a cost of $1,172,409 (an average price per share of $6.68) were retired and canceled. During 1996, 139,216 shares of GMCC stock at a cost of $833,243 (an average price per share of $5.99) were retired and canceled. During 1995, 182,181 shares of GMCC stock at a cost of $1,001,105 (an average price per share of $5.50) were retired and canceled.

         Management believes that internal cash flow and/or income from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs and does not anticipate any material expenditures that will have a significant impact on future cash flows.

Results of Operations
Fiscal 1997 vs. 1996 vs. 1995

         Total revenue for 1997 of $11,453,658 represented an increase of $676,586 or 6.4% over 1996, while total revenue for 1996 was $10,777,072, an increase of $728,215 or 7.2% over 1995.

         The respective increases in total revenue for 1997 over 1996 were from: sales of $555,451 or 5.5%; royalty and license income of $128,662 or 43.7%; and a slight decrease in investment and other income of $7,527 or 1.6%.

         The respective net increase in total revenue for 1996 over 1995 was from: sales of $385,826 or 4.0%; royalty and license income of $68,993 or 30.6%; and investment and other income of $273,396 or 136.6%.

         Sales  for  1997,  1996  and 1995  were  $10,564,302,  $10,008,851  and
$9,623,025, respectively, representing approximately 92%, 93% and 96% of total revenue in each respective year. Management expects that this positive sales trend will continue into the upcoming year. Sales at all facilities are up for the first month of fiscal 1998 compared to the same month in fiscal 1997. This is the highest reported sales during July in the past five years.

         Royalty and license income was $423,313 in 1997, $294,651 in 1996, and $225,658 in 1995. There was a marked increase in sales by all of our licensees and management expects this to continue in the upcoming year. Management is investigating licensee candidates in Italy, Mexico and Korea. The first installment of $50,000 was paid in the fourth quarter by Black & Decker in accordance with the terms of the contract regarding the exclusive trademark agreement allowing them to use our MAGNAGLIDE mark on the OSD steam irons.

         Total costs and expenses for 1997 of $8,919,951 represented an increase of $492,408 or 5.8% over 1996, while total costs and expenses for 1996 of $8,427,543 was an increase of $464,770 or 5.8% over 1995. As a percentage of total revenue, total costs and expenses were 77.9% in 1997, 78.2% in 1996 and 79.2% in 1995.

         The reduction of .3% in total costs and expenses as a percentage of total revenue when compared to 1996, is primarily due to increased sales and stabilized costs.

         The reduction of 1.0% in total costs and expenses as a percentage of total revenue in 1996 when compared to 1995, is primarily due to the reduction in cost of sales.

         These  percentage   reductions   illustrate   management's  ability  to
stabilize operating costs and expenses in view of the increases in revenue.

         As the result of the above, income before corporate income taxes was $2,533,707 or 22.1% of total revenue in 1997, representing an increase of $184,178 or 7.8% over 1996, while income before corporate income taxes was $2,349,529 or 21.8% of total revenue in 1996, an increase of $263,445 or 12.6%
over 1995.

         Corporate income taxes and the effective tax rate were $839,020 and 33.1%, respectively, in 1997, $863,244 and 36.7% in 1996 and $868,779 and 41.7%
in 1995.

         Net income in 1997 of $1,694,687 or 14.8% of total revenue, represented an increase of $208,402 or 14.0% over 1996. Net income in 1996 of $1,486,285 or 13.8% of total revenue, represented an increase of $268,980 or 22.1% when compared to 1995. The increase in the current year is attributable to greater revenues, and a lower effective corporate income tax rate versus 1996. The increase in 1996 compared with 1995 was primarily due to the reduction in total costs and expenses as a percentage to total revenue, when applied to the greater revenue base.

           Earnings per share in 1997, 1996 and 1995 were $.67, $.55, and $.42, respectively. During this three-year period, 496,797 shares of treasury stock were canceled and retired, resulting in weighted average shares outstanding of 2,544,562, 2,717,958 and 2,887,504 in 1997, 1996 and 1995, respectively.

         As detailed in Note 9 to the Consolidated Financial Statement the previous legal matter has been resolved. No new legal matters are expected.

         As  discussed  above  preliminary   investigations  and  meetings  with
potential licensees in Italy are being conducted.

         In the coming fiscal year General Magnaplate Canada, Ltd. will be relocating to a newer, more modern facility, which will allow for further expansion of the Canadian market.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 5, 1997, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1997 fiscal year.


Item 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 5, 1997, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1997 fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 5, 1997, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1997 fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 5, 1997, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1997 fiscal year.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report.

(1) Financial Statements: The following Consolidated Financial Statements of General Magnaplate Corporation and Report of Independent Auditors are incorporated by reference:

                  Consolidated Balance Sheet - June 30, 1997 and 1996

                  Consolidated Statement of Income - Fiscal Years Ended June 30, 1997, 1996 and 1995

                  Consolidated Statement of Shareholders' Equity - Three year Period Ended June 30, 1997

                  Consolidated Statement of Cash Flows - Fiscal Years Ended June 30, 1997, 1996 and 1995

                  Notes to  Consolidated  Financial  Statements

                  Report of Independent Auditors

                  Consent of Independent Auditors

(2) Financial Statement Schedules: The following financial statement schedule of General Magnaplate Corporation for the fiscal years ended June 30, 1997, 1996 and 1995 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of General Magnaplate Corporation.

         Schedule VIII     Valuation and Qualifying Accounts

(3) Exhibits: The Exhibits listed below are immediately following the financial statement schedule and are filed as part of, or incorporated by reference into, this Report.

            Exhibit No.                      Description
            -----------                      -----------

                  1                         List of Subsidiaries
                  2                         Performance Graph

(b) Reports on Form 8-K: No reports were filed by the Company during the period ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GENERAL MAGNAPLATE CORPORATION
                                  (Registrant)


By:                          /s/Charles P. Covino
                             --------------------
                                Charles P. Covino
                          Chairman, Board of Directors
            (Chief Executive Officer and Principal Financial Officer)

                                    9/24/97
                                     (Date)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           /s/Candida C. Aversenti
                           -----------------------
                              Candida C. Aversenti
                             President and Director

                                    9/24/97
                                     (Date)


                         /s/Edward A. Partenope, Jr.
                         ---------------------------
                            Edward A. Partenope, Jr.
                                    Director

                                    9/24/97
                                     (Date)


                              /s/Susan E. Neri
                              ----------------
                                 Susan E. Neri
                            Assistant Vice President
                        and Principal Accounting Officer

                                    9/24/97
                                     (Date)


                         /s/Edmund V. Aversenti, Jr.
                         ---------------------------
                            Edmund V. Aversenti, Jr.
                     Vice President, Secretary and Director

                                    9/24/97
                                     (Date)

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS

                               FISCAL YEARS ENDED
                          JUNE 30, 1997, 1996, AND 1995

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                                TABLE OF CONTENTS






                Independent Auditors' Report

                Consolidated Financial Statements:
                Consolidated Balance Sheets
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Income
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

                Independent Auditors' Report on Supplementary Data Supplementary Data

MAURIELLO, FRANKLIN & LOBRACE
A Professional Corporation
Certified Public Accountants


                            45 Springfield Avenue, Springfield, New Jersey 07081
                                     Telephone (201) 379-5400 Fax (201) 379-3696




                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
    General Magnaplate Corporation:

         We have audited the accompanying consolidated balance sheets of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of June 30, 1997 and June 30, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and Wholly-Owned Subsidiaries at June 30, 1997 and June 30, 1996 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                               /s/ Mauriello, Franklin & LoBrace
                                               ---------------------------------
                                                   Mauriello, Franklin & LoBrace


August 8, 1997

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996





         ASSETS                                            1997            1996
         ------                                        -----------     -----------
Current assets:
  Cash and cash equivalents ......................     $ 1,216,824     $   680,570
  Marketable securities (Note 1) .................       2,875,776       4,192,421
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $116,000 (June 30, 1996-$137,000) ............       1,426,471       1,254,845
  Inventories (Note 1) ...........................         303,088         273,073
  Prepaid expenses ...............................         170,806         177,321
  Other current assets ...........................         215,298         158,287
                                                       -----------     -----------

      Total current assets .......................     $ 6,208,263     $ 6,736,517

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...................       5,355,600       5,432,330

Cash surrender value of officers' life
  insurance ......................................         752,148         664,162

Note receivable-officer (Note 7) .................         532,449             -0-

Note receivable-related party partnership (Note 7)         235,000         235,000

Other assets (Note 3) ............................         429,816         265,707
                                                       -----------     -----------

    Total assets .................................     $13,513,276     $13,333,716
                                                       ===========     ===========







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            GENERAL MAGNAPLATE CORPORATION
                                          AND
                               WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 1997 AND 1996



LIABILITIES AND STOCKHOLDERS' EQUITY                        1997              1996
------------------------------------                   ------------      ------------
Current liabilities:
  Accounts payable ...............................     $    196,179      $    437,113
  Accrued liabilities (Note 5) ...................          548,333           559,903
  Corporate income taxes payable .................          168,389            70,560
                                                       ------------      ------------
    Total current liabilities ....................     $    912,901      $  1,067,576
                                                       ------------      ------------
Long-term liabilities:
  Rent security deposit ..........................     $      9,193      $      7,877
  Accrued deferred compensation (Note 6) .........        1,139,698           977,831
                                                       ------------      ------------

    Total long-term liabilities ..................     $  1,148,891      $    985,708
                                                       ------------      ------------

    Total liabilities ............................     $  2,061,792      $  2,053,284
                                                       ------------      ------------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,459,397
    shares (1996--2,634,797 shares) ..............     $    223,180      $    223,180
  Retained earnings ..............................       11,365,263        11,178,589
  Foreign currency translation adjustment (Note 1)         (136,959)         (121,337)
                                                       ------------      ------------

    Total stockholders' equity ...................     $ 11,451,484      $ 11,280,432
                                                       ------------      ------------

    Total liabilities and stockholders' equity ...     $ 13,513,276      $ 13,333,716
                                                       ============      ============


                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 GENERAL MAGNAPLATE CORPORATION

                                               AND
                                    WHOLLY-OWNED SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                                                                    Foreign
                                                                                    Currency
                                                 Common          Retained          Translation
                                                  Stock           Earnings          Adjustment
                                             ------------      ------------       ------------

Balance, June 30, 1994 ................      $    223,180      $ 10,727,996       $   (121,023)

  Net income for year ended
    June 30, 1995 .....................                 0         1,217,305                  0
  Dividends paid ($.05 per share) .....                 0          (145,247)                 0
  Acquisition and retirement of
    182,181 shares of treasury
    stock .............................                 0        (1,001,105)                 0
  Foreign currency translation
    adjustment ........................                 0                 0              1,092
                                             ------------      ------------       ------------

Balance, June 30, 1995 ................      $    223,180      $ 10,798,949       $   (119,931)

  Net income for year ended
    June 30, 1996 .....................                 0         1,486,285                  0
  Dividends paid ($.10 per share) .....                 0          (273,402)                 0
  Acquisition and retirement of
    139,216 shares of treasury
    stock .............................                 0          (833,243)                 0
  Foreign currency translation
    adjustment ........................                 0                 0             (1,406)
                                             ------------      ------------       ------------

Balance, June 30, 1996 ................      $    223,180      $ 11,178,589       $   (121,337)

Net income for year ended
  June 30, 1997 .......................                 0         1,694,687                  0
Dividends paid ($.13 per share) .......                 0          (335,604)                 0
Acquisition and retirement of
  175,400 shares of treasury stock ....                 0        (1,172,409)                 0
Foreign currency translation adjustment                 0                 0            (15,622)
                                             ------------      ------------       ------------

Balance, June 30, 1997 ................      $    223,180      $ 11,365,263       $   (136,959)
                                             ============      ============       ============



                         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             GENERAL MAGNAPLATE CORPORATION

                                           AND
                                WHOLLY-OWNED SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                        YEARS ENDED JUNE 30, 1997, 1996, AND 1995



                                              1997             1996             1995
                                          -----------      -----------      -----------
Gross revenue:
  Sales ............................      $10,564,302      $10,008,851      $ 9,623,025
  Royalty and license income .......          423,313          294,651          225,658
  Investment and other
    income, net (Note 1) ...........          466,043          473,570          200,174
                                          -----------      -----------      -----------

                                          $11,453,658      $10,777,072      $10,048,857
                                          -----------      -----------      -----------
Costs and expenses:
  Cost of sales ....................      $ 4,418,248      $ 4,083,037      $ 3,912,387
  Selling and administration .......        3,900,080        3,737,594        3,392,307
  Depreciation and amortization ....          601,389          600,460          619,238
  Interest .........................              234            6,452           38,841
                                          -----------      -----------      -----------

                                          $ 8,919,951      $ 8,427,543      $ 7,962,773
                                          -----------      -----------      -----------
Income before corporate income taxes      $ 2,533,707      $ 2,349,529      $ 2,086,084

Corporate income taxes
  (Notes 1 and 4) ..................          839,020          863,244          868,779
                                          -----------      -----------      -----------
Net income .........................      $ 1,694,687      $ 1,486,285      $ 1,217,305
                                          ===========      ===========      ===========

Earnings per share (Note 1) ........      $       .67      $       .55      $       .42
                                          ===========      ===========      ===========

Weighted average shares
  outstanding (Note 1) .............        2,544,562        2,717,958        2,887,504
                                          ===========      ===========      ===========


                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              GENERAL MAGNAPLATE CORPORATION
                                                           AND
                                                WHOLLY-OWNED SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                                             1997              1996              1995
                                                                         -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................      $ 1,694,687       $ 1,486,285       $ 1,217,305
                                                                         -----------       -----------       -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization .................................      $   601,389       $   600,460       $   619,238
    Provision for losses on accounts receivable ...................           14,374            90,463            17,635
    Realized and unrealized gains from marketable securities ......          (31,915)          (29,746)          (30,489)
    Gain on sale of land held for investment ......................             --                --             (25,000)
    Deferred taxes ................................................          (47,966)          (36,959)           (1,133)
    Deferred compensation .........................................          149,340           167,831           108,000
    Foreign currency translation adjustment .......................          (15,622)           (1,406)            1,092
    Change in operating assets and liabilities:
     Marketable securities ........................................        1,348,560           (33,917)       (1,356,938)
     Accounts receivable ..........................................         (186,000)          (16,354)          (35,093)
     Inventories ..................................................          (30,015)           (1,555)            3,732
     Other current assets .........................................          (13,979)           46,330            15,683
     Accounts payable and accrued liabilities .....................         (252,504)          159,063           125,225
     Corporate income taxes .......................................           63,400           (61,473)          166,471
     Rent security deposit ........................................            1,316              --               7,877
                                                                         -----------       -----------       -----------
         Total adjustments ........................................      $ 1,600,378       $   882,737       $  (383,700)
                                                                         -----------       -----------       -----------
    Net cash provided by operating activities .....................      $ 3,295,065       $ 2,369,022       $   833,605
                                                                         -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable-officer .........................................      $  (550,000)      $      --         $      --
  Installment collections-note receivable-officer .................            5,005              --                --
  Additions to property, plant, and equipment .....................         (506,565)         (601,227)         (268,647)
  Additions to deferred compensation contracts ....................          (47,160)          (54,011)             --
  Additions to patents and trademarks .............................          (64,092)           (9,280)           (4,473)
  Redemption of (additions to) cash surrender  value-life insurance          (87,986)         (109,021)          (43,323)
                                                                         -----------       -----------       -----------
    Net cash used in investing activities .........................      $(1,250,798)      $  (773,539)      $  (316,443)
                                                                         -----------       -----------       -----------

                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       GENERAL MAGNAPLATE CORPORATION
                                                     AND
                                          WHOLLY-OWNED SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED JUNE 30, 1997, 1996, AND 1995



                                                               1997              1996              1995
                                                           -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of bank debt ..............................      $         0       $  (177,544)      $  (333,800)
  Acquisition of treasury stock .....................       (1,172,409)         (833,243)       (1,001,105)
  Dividends paid ....................................         (335,604)         (273,402)         (145,247)
                                                           -----------       -----------       -----------

    Net cash used in financing activities ...........      $(1,508,013)      $(1,284,189)      $(1,480,152)
                                                           -----------       -----------       -----------

Increase (decrease) in cash and
  cash equivalents ..................................      $   536,254       $   311,294       $  (962,990)
Cash and cash equivalents, beginning of year ........          680,570           369,276         1,332,266
                                                           -----------       -----------       -----------
Cash and cash equivalents, end of year ..............      $ 1,216,824       $   680,570       $   369,276
                                                           ===========       ===========       ===========

Supplementary cash flow data:
  Interest paid .....................................      $       234       $     6,452       $    38,841
  Income taxes paid .................................      $   823,586       $   924,717       $   702,308


Non-cash transactions:
   Sale of land in consideration for  note receivable      $      --         $      --         $   310,000



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

         Nature of Business

                  The  Company  is  in  one  line  of   business.   It  provides
         synergistic coatings and other related services to commercial customers' products from five plants located in the United States and Canada.

         Marketable Securities

                  All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Market value exceeded cost by $31,915 at June 30, 1997.

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

                  Patents and trademarks are amortized on a straight line basis over periods not exceeding 10 years.

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

         Reclassifications

                  Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment

         Property, plant and equipment are as follows:

                                                       June 30,
                                            ----------------------------
                                                1997             1996
                                            -----------      -----------

        Land .........................      $   805,350      $   805,350
        Buildings ....................        3,366,208        3,366,208
        Building improvements ........        3,450,824        3,393,127
        Factory machinery ............        4,828,457        4,465,319
        Office equipment .............          911,058          865,614
        Transportation equipment .....          271,018          264,026
                                            -----------      -----------

        Total ........................      $13,632,915      $13,159,644
        Less--accumulated depreciation        8,277,315        7,727,314
                                            -----------      -----------

        Net ..........................      $ 5,355,600      $ 5,432,330
                                            ===========      ===========

Note 3--Other Assets

         Other assets are as follows:

                                                            June 30,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
     Patents and trademarks, at cost, net of
          accumulated  amortization of $100,481
          and $82,388 .........................      $ 83,018      $ 37,020
     Deferred income taxes ....................       233,100       174,676
        Deferred compensation contracts .......       113,698        54,011
                                                     --------      --------

                                                     $429,816      $265,707
                                                     ========      ========

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4--Corporate Income Taxes

         Components of corporate income tax expense are as follows:

                                     Years Ended June 30,
                           ---------------------------------------
                              1997           1996           1995
                           ---------      ---------      ---------
             Current:
               Federal     $ 770,806      $ 730,220      $ 770,988
               State         116,180        169,983         98,925
               Foreign             0              0              0
                           ---------      ---------      ---------
                           $ 886,986      $ 900,203      $ 869,913
                           ---------      ---------      ---------
             Deferred:
               Federal     $ (36,992)     $ (14,182)     $   3,658
               State         (10,974)       (22,777)        (4,792)
               Foreign             0              0              0
                           ---------      ---------      ---------
                           $ (47,966)     $ (36,959)     $  (1,134)
                           ---------      ---------      ---------

             Total         $ 839,020      $ 863,244      $ 868,779
                           =========      =========      =========

         A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax is as follows:

                                                            Years Ended June 30,
                                                 -----------------------------------------
                                                    1997            1996            1995
                                                 ---------       ---------       ---------
Based on U.S. statutory federal tax
  rate of 34% ..............................     $ 846,840       $ 798,840       $ 709,268
Increase (decrease) in taxes resulting from:
  State taxes, net of federal tax benefit ..        69,436          97,486          62,128
  Unutilized foreign income (loss) .........       (30,472)        (13,348)         47,775
  Other ....................................        (1,806)         (7,714)         26,348
  Unrealized investment losses .............       (13,951)         15,180          23,260
  Non-taxable income .......................       (31,027)        (27,200)            -0-
                                                 ---------       ---------       ---------

         Total .............................     $ 839,020       $ 863,244       $ 868,779
                                                 =========       =========       =========

Effective tax rate .........................          33.1%           36.7%           41.7%

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4--Corporate Income Taxes (Continued)

         The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of approximately U.S. $64,000 to reduce future Canadian taxable income. These carryforwards principally expire in 2002. A deferred tax asset of $30,000 has been provided subject to a 100% valuation allowance since it is not likely that the loss carryforwards will be utilized prior to their expiration.

         Components of deferred tax assets (liabilities) are as follows:

                                                     June 30,
                                            ------------------------
                                               1997           1996
                                            ---------      ---------
          Operating loss carryforwards      $  39,100      $  81,213
          Deferred compensation .......       481,000        420,319
          Bad debts and vacation pay ..        51,300         61,758
          Investment loss carryforwards         3,400         18,336
          Accelerated depreciation ....      (247,900)      (245,678)
                                            ---------      ---------
                                            $ 326,900      $ 335,948
          Valuation allowance .........        42,500         99,514
                                            ---------      ---------
                                            $ 284,400      $ 236,434
                                            =========      =========
          Reported as:
           Other current assets .......     $  51,300      $  61,758
           Other assets ...............       233,100        174,676
                                            ---------      ---------
                                            $ 284,400      $ 236,434
                                            =========      =========

Note 5--Accrued Liabilities

         Accrued liabilities are as follows:

                                                        June 30,
                                                 ---------------------
                                                    1997         1996
                                                 --------     --------
          Compensation .....................     $435,256     $309,695
          Payroll, sales, and property taxes       61,718       75,775
          401-k plan contribution ..........       19,954       27,176
          Environmental and other costs ....       31,405      147,257
                                                 --------     --------
                                                 $548,333     $559,903
                                                 ========     ========

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $39,791 in 1997, $24,677 in 1996, and $43,501 in 1995.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of sales, pre-tax income and royalty income. Total expense under these plans was $594,397 in 1997, $511,233 in 1996, and $406,683 in 1995.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $149,340 in 1997, $167,487 in 1996 and $108,000 in 1995.

Note 7--Related Party Transactions

         The Company engaged in the following related party transactions:

                                                                                          Year Ended June 30,
                                                                                  ---------------------------------
                                                                                    1997         1996         1995
                                                                                    ----         ----         ----
         Was charged legal and computer consulting services
         by two outside directors of the Company;                                 $58,646      $42,586      $59,648

         Accrued  interest income on an installment  note
         receivable of $235,000 due from a  limited  partnership
         controlled  by a  stockholder  of the Company  secured by
         a deed of trust on the Texas real estate.  The note bears
         interest of 6.83% per annum collectible annually for
         three years. Thereafter  the note shall be collected  in
         (5) equal annual  principal installments  of $47,000  plus interest of 6.83% per annum  commencing July 1, 1999
         with the  final  collection  due July 1,  2003;                          $16,050      $16,050      $ -0-

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7--Related Party Transactions (Continued)

                                                                                          Year Ended June 30,
                                                                                  ---------------------------------
                                                                                    1997         1996         1995
                                                                                    ----         ----         ----
         Charged  interest income on a mortgage note receivable
         of $550,000 from its chief  executive  officer on
         December 16,  1996.  The note is to be repaid in (34)
         equal  monthly  installments  of $3,814  which  includes
         interest of 6.16% per annum commencing  February 1,
         1997 with the final balloon  payment of $512,124 due
         December  16.  1999.  The  receivable balance at June 30,
         1997 was  $544,996  and is secured by a real estate
         first mortgage.                                                         $14,066       $-0-         $ -0-

Note 8--Fair Value of Financial Instruments

         Cash and Cash Equivalents,  Accounts Receivable,  Accounts Payable, and
         Accrued  Liabilities--The   carrying  amount  approximates  fair  value
         because of the short maturity of these instruments.

         Marketable Securities--The carrying amount approximates fair value because such securities are valued based on market quotes.

         Notes Receivable - Related  Parties--The  carrying amount  approximates
         fair  value  because  of  similar  rates  on  issues   offered  to  the
         Corporation under some or similar provisions.

         Accrued Deferred Compensation--The carrying amount approximates fair value because such liability is being valued based on current market values.

Note 9--Commitments and Contingencies

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

                         GENERAL MAGNAPLATE CORPORATION

                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9--Commitments and Contingencies (Continued)

                  The Company reached an out of court agreement with the plaintiffs on September 9, 1996 wherein the plaintiffs were collectively paid the sum of $65,000 in full settlement of their claim. Such settlement did not have an adverse effect on the Company's financial statements.

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

         Lease Commitment

                  The Company leases warehouse space in its New Jersey facility to a tenant under an operating lease expiring December 31, 1999. Minimum future rentals to be received on the lease as of June 30, 1997 are as follows: 1997-98 - $115,198; 1998-99 - $118,443; and 1999-00 -
         $60,844.

Note 10--Advertising

         The Company expenses the cost of advertising as incurred, except for direct-response advertising comprised of magazine ads and sales brochures which are capitalized and amortized over their expected period of future benefit.

         Advertising materials of $48,401 and $71,465 were reported as assets at June 30, 1997 and 1996 respectively. Advertising expense was reported as $335,000, $334,000, and $272,000 for 1997, 1996, and 1995,
         respectively.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11--Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the years ended June 30, 1997 and 1996 is as follows:

         Year Ended June 30, 1997:
                                                            Quarter Ended
                                       -------------------------------------------------------
                                        Sept. 30        Dec. 31       March 31        June 30
                                        --------        -------       --------        -------
         Gross revenue                 $2,601,018     $2,789,219     $2,878,685     $3,184,736
         Gross profit                   1,375,587      1,514,436      1,547,979      1,708,052
         Net income                       299,837        388,930        346,682        659,238

         Earnings per share            $      .11     $      .15     $      .14     $      .27



         Year Ended June 30, 1996:

                                                            Quarter Ended
                                       -------------------------------------------------------
                                        Sept. 30        Dec. 31       March 31        June 30
                                        --------        -------       --------        -------
         Gross revenue                 $2,612,065     $2,708,211     $2,719,274     $2,737,522
         Gross profit                   1,439,762      1,443,301      1,561,979      1,480,772
         Net income                       335,555        359,364        399,088        392,278

         Earnings per share            $      .12     $      .13     $      .15     $      .15

MAURIELLO, FRANKLIN & LoBRACE
A Professional Corporation
Certified Public Accountants






               INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY DATA




     Our audit of the financial statements of General Magnaplate Corporation and Wholly-Owned Subsidiaries for the years ended June 30, 1997, 1996, and 1995 were intended primarily for the purpose of formulating an opinion on the basic financial statements taken as a whole. The supplementary data presented on page 18 has been taken primarily from accounting and other records of the company and is not, in our opinion, necessary for fair presentation of its financial position, results of operations, or cash flows. Such information has not been subjected to tests and other auditing procedures sufficient to enable us to express an opinion as to the fairness of all the details included therein and, accordingly, we do not express an opinion on the supplementary information.



                                              /s/ Mauriello, Franklin & Lo Brace
                                              ----------------------------------
                                                  Mauriello, Franklin & Lo Brace




August 8, 1997

MAURIELLO, FRANKLIN & LOBRACE
A Professional Corporation
Certified Public Accountants


                            45 Springfield Avenue, Springfield, New Jersey 07081
                                     Telephone (201) 379-5400 Fax (201) 379-3696





                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of General Magnaplate Corporation and Wholly-Owned Subsidiaries of our report dated August 8, 1997, included in the 1996 Annual Report to Shareholders of General Magnaplate Corporation and Wholly-Owned Subsidiaries.

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




                                        /s/ MAURIELLO, FRANKLIN, & LoBRACE, P.C.
                                        ----------------------------------------
                                            MAURIELLO, FRANKLIN, & LoBRACE, P.C.


Springfield, New Jersey
August 11, 1997

                                            GENERAL MAGNAPLATE CORPORATION
                                                         AND
                                              WHOLLY-OWNED SUBSIDIARIES


         Schedule VIII--Valuation and Qualifying Accounts

           Column A                                       Column B         Column C       Column D         Column E
           --------                                      ----------       ----------     ----------        --------
                                                         Balance At       Charged To                      Balance At
                                                         Beginning        Costs and          (A)             End Of
           Classification                                 Of Year         Expenses       Deductions           Year
           --------------                                 -------         --------       ----------           ----
         Year ended June 30, 1997:

             Allowance for doubtful accounts             $137,000         $ 14,375         $ 35,375         $116,000
             Accumulated amortization:
             Patents                                       82,388           18,039              --           100,481

         Year ended June 30, 1996:

             Allowance for doubtful accounts             $106,000         $ 90,463         $ 59,463         $137,000
             Accumulated amortization:
                Patents                                    79,715            2,673              --            82,388
                Mortgage finance
                  costs and fees                            3,412            1,178           (4,590)             --

         Year ended June 30, 1995:

             Allowance for doubtful accounts             $111,000         $ 17,636         $ 22,636         $106,000
             Accumulated amortization:
                Patents                                    77,362            2,353              --            79,715
                Mortgage finance
                  costs and fees                           11,427            2,434           10,449            3,412




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

                                   EXHIBIT 2
                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

                                                        1331 U.S. Route #1
                                                        Linden, New Jersey 07036
                                                        Telephone: 908-862-6200
                                                        Fax: 908-862-6110

FOR IMMEDIATE RELEASE


Linden, New Jersey August 27, 1997

NASDAQ SYMBOL GMCC

                       GENERAL MAGNAPLATE REPORTS EARNINGS
                             AND ANNOUNCES DIVIDEND
                                 YEAR-END 1997



     General Magnaplate Corporation, the leader in surface enhancements for the industrial marketplace, announces a dividend of $.10 per share to holders of record September 26, 1997 and payable October 10, 1997. Earnings per share were up 21.8%, to $.67 per share. Net income increased by 14%, and gross revenue increased 6.4%.

               Condensed Statement of Income - Years Ended June 30
               ---------------------------------------------------

                                                     1997               1996
                                                  ----------         ----------
Gross Revenue ............................        $11,453,658        $10,777,072
Income Before Taxes ......................          2,533,707          2,349,529
Net Income ...............................          1,694,687          1,486,285
Net Income Per Share .....................        $      0.67        $      0.55
Average Shares Outstanding ...............          2,544,562          2,717,958


           Condensed Statement of Income - Three Months Ended June 30
           ----------------------------------------------------------


Gross Revenue ............................        $ 3,184,736        $ 2,737,522
Income Before Taxes ......................            909,158            626,722
Net Income ...............................            659,238            392,278
Net Income Per Share .....................        $      0.27        $      0.15
Average Shares Outstanding ...............          2,466,012          2,642,983