Form 10-Q
period 1997-09-30
GENERAL MAGNAPLATE CORP
filed 1997-11-13
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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

                                   Yes [ X ]   No [   ]


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1997 :

Common Stock, No Par Value                               2,454,397
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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               THREE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996

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




                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of September 30, 1997 and the related consolidated statement of stockholders' equity for the three months ended September 30, 1997 and the related consolidated statements of income and cash flows for the three months ended September 30, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the September 30, 1997 and 1996 statements.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the three months ended September 30, 1997 and 1996 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1997 was audited by us, and we expressed an unqualified opinion on it in our report dated August 8, 1997. We have not performed any auditing procedures on the balance sheet since August 8, 1997.



October 24, 1997

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                               September 30,     June 30,
         ASSETS                                                    1997            1997
                                                               -----------     -----------
Current assets:
  Cash and cash equivalents ..............................     $ 1,376,528     $ 1,216,824
  Marketable securities (Note 1) .........................       3,120,128       2,875,776
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $116,000 (June 30, 1997-$116,000) ....................       1,401,558       1,426,471
  Inventories (Note 1) ...................................         303,088         303,088
  Prepaid expenses .......................................         143,716         170,806
  Other current assets ...................................         135,365         215,298
                                                               -----------     -----------

      Total current assets ...............................     $ 6,480,383     $ 6,208,263

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...........................       5,431,572       5,355,600

Cash surrender value of officers' life insurance..........         775,464         752,148

Note receivable-officer (Note 7) .........................         529,191         532,449

Note receivable-related party partnership (Note 7)........         235,000         235,000

Other assets (Note 3) ....................................         465,528         429,816
                                                               -----------     -----------

    Total assets .........................................     $13,917,138     $13,513,276
                                                               ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS



                                                                September 30,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1997              1997
                                                                ------------      ------------
Current liabilities:
  Accounts payable ........................................     $    233,643      $    196,179
  Accrued liabilities (Note 5) ............................          424,780           548,333
  Dividends payable .......................................          245,730               -0-
  Corporate income taxes payable ..........................          270,940           168,389
                                                                ------------      ------------
    Total current liabilities .............................     $  1,175,093      $    912,901
                                                                ------------      ------------
Long-term liabilities:
  Rent security deposit ...................................     $      9,194      $      9,193
  Accrued deferred compensation (Note 6) ..................        1,183,985         1,139,698
                                                                ------------      ------------

    Total long-term liabilities ...........................     $  1,193,179      $  1,148,891
                                                                ------------      ------------

    Total liabilities .....................................     $  2,368,272      $  2,061,792
                                                                ------------      ------------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued and outstanding--2,459,397shares ...............     $    223,180      $    223,180
  Retained earnings .......................................       11,464,336        11,365,263
  Foreign currency translation adjustment .................         (138,650)         (136,959)
                                                                ------------      ------------
       (Note 1)

    Total stockholders' equity ............................     $ 11,548,866      $ 11,451,484
                                                                ------------      ------------

    Total liabilities and stockholders' equity.............     $ 13,917,138      $ 13,513,276
                                                                ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               GENERAL MAGNAPLATE CORPORATION
                                            AND
                                 WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           THREE MONTHS ENDED SEPTEMBER 30, 1997




                                                                                Foreign
                                                                                Currency
                                          Common         Retained              Translation
                                           Stock          Earnings             Adjustment
                                         --------       -----------           ---------
Balance,
  July 1, 1997                           $223,180       $11,365,263           $(136,959)
Add--net income                               -0-           345,013                  -0-
Less--foreign currency
 translation adjustment                       -0-                -0-             (1,691)

Less--dividends declared
  of $.10 per share                           -0-          (245,940)                 -0-
                                         --------       -----------           ---------
Balance,
  September 30, 1997                     $223,180       $11,464,336           $(138,650)
                                         ========       ===========           =========

                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                            AND
                                 WHOLLY-OWNED SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME
                       THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                  1997              1996
                                                              ----------         ----------
Gross revenue:
  Sales .............................................         $2,680,860         $2,431,060
  Royalty income ....................................             56,172             65,187
  Investment and other income .......................            158,469            104,771
                                                              ----------         ----------
                                                              $2,895,501         $2,601,018
                                                              ----------         ----------

Costs and expenses:
  Cost of sales .....................................         $1,176,214         $1,055,473
  Selling and administration ........................          1,021,208            926,802
  Depreciation and amortization .....................            153,466            141,972
  Interest ..........................................                -0-                234
                                                              ----------         ----------
                                                              $2,350,888         $2,124,481
                                                              ----------         ----------

Income before corporate income taxes ................         $  544,613         $  476,537

Corporate income taxes (Notes 1 and 4) ..............            199,600            176,700
                                                              ----------         ----------

Net income ..........................................         $  345,013         $  299,837
                                                              ==========         ==========

Earnings per share (Note 1) .........................         $      .14         $      .11
                                                              ==========         ==========

Weighted average shares outstanding .................          2,459,397          2,634,797
                                                              ==========         ==========

                             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                   1997             1996
                                                               -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................     $   345,013      $   299,837
                                                               -----------      -----------
  Adjustments to reconcile net income to net cash provided
     by  operating activities:
      Depreciation and amortization ......................     $   153,466      $   141,972
      Reserve for unrealized gain ........................         (57,891)         (14,064)
      Deferred tax credits ...............................         (16,000)         (12,400)
      Allowance for doubtful accounts ....................          13,800            8,000
      Accrued deferred compensation ......................          44,287           37,672
      Foreign exchange translation adjustment ............          (1,691)             694
      Increase (decrease) in cash resulting from
       changes in current assets and liabilities:
         Marketable securities ...........................        (186,461)          48,279
         Accounts receivable .............................          11,113           31,366
         Inventories .....................................              -0-             (43)
         Prepaid and other current assets ................          72,788           52,487
         Accounts payable and accrued  liabilities .......         (86,088)        (317,753)
         Corporate income taxes payable ..................         136,770          149,845
         Rent security deposit ...........................              -0-           1,317
                                                               -----------      -----------
              Total adjustments ..........................     $    84,093      $   127,372
                                                               -----------      -----------

    Net cash provided by  operating activities ...........     $   429,106      $   427,209
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment, net .......     $  (226,519)     $   (98,583)
  Additions to patents and trademarks ....................          (5,343)         (10,549)
  Additions to deferred compensation contracts ...........         (17,288)              -0-
  Collection of note receivable-officer ..................           3,064               -0-
  Increase in cash surrender value-officers'
     life insurance ......................................         (23,316)              -0-
                                                               -----------      -----------
    Net cash used in investing activities ................     $  (269,402)     $  (109,132)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES .....................     $        -0-     $        -0-
                                                               -----------      -----------
INCREASE  IN CASH (Note 10) ..............................     $   159,704      $   318,077
  Cash and cash equivalents,  beginning of period ........       1,216,824          680,570
                                                               -----------      -----------
  Cash and cash equivalents,  end of period ..............     $ 1,376,528      $   998,647
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

         Marketable Securities

                  All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Market value exceeded cost by $85,461 and $12,022 as of September 30, 1997 and 1996 respectively.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment

         Property, plant and equipment are as follows:

                                                 September 30,          June 30,
                                                     1997                1997
                                                 -----------         -----------
Land ...................................         $   805,350         $   805,350
Buildings ..............................           3,409,075           3,366,208
Building improvements ..................           3,450,824           3,450,824
Factory machinery ......................           4,947,256           4,828,457
Office equipment .......................             933,292             911,058
Transportation equipment ...............             313,649             271,018
                                                 -----------         -----------
Total ..................................         $13,859,446         $13,632,915
Less--accumulated depreciation .........           8,427,874           8,277,315
                                                 -----------         -----------

Net ....................................         $ 5,431,572         $ 5,355,600
                                                 ===========         ===========

Note 3--Other Assets

         Other assets are as follows:

                                                       September 30,      June 30,
                                                           1997            1997
                                                         --------       --------
  Patents and trademarks, at cost, net of
      accumulated  amortization of $103,400
      and $100,481 ...............................       $ 85,442       $ 83,018
  Deferred income taxes ..........................        249,100        233,100
  Deferred compensation contracts ................        130,986        113,698
                                                         --------       --------

                                                         $465,528       $429,816
                                                         ========       ========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4--Corporate Income Taxes

     Components of corporate income taxes are as follows:

                                     Three Months Ended
                                       September 30,
                                1997               1996
                             ---------          ---------
     Current:
        Federal              $ 190,200          $ 164,100
        State                   25,400             25,000
        Foreign                    -0-                -0-
                             ---------          ---------
                             $ 215,600          $ 189,100
                             ---------          ---------
     Deferred:
       Federal               $ (12,400)         $ ( 9,600)
       State                    (3,600)            (2,800)
       Foreign                     -0-                 -0-
                             ---------          ----------
                             $ (16,000)         $ (12,400)
                             ---------          ---------

     Total                   $ 199,600          $ 176,700
                             =========          =========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4--Corporate Income Taxes (Continued)

         A reconciliation of the provision for corporate income taxes compared with the amounts at the US statutory tax is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------

Based on U.S.statutory federal tax rate of 34%         $185,168       $162,022
Increase (decrease) in taxes
resulting from:
  State taxes, net of federal tax benefit ......         14,388         14,652
  Non-deductible expenses ......................             44             26
                                                       --------       --------
     Total .....................................       $199,600       $176,700
                                                       ========       ========

 Effective tax rate ............................           36.7%          37.1%

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

Note 5--Accrued Liabilities

         Accrued liabilities are as follows:

                                                     September 30,      June 30,
                                                         1997             1997
                                                       --------         --------

Compensation .................................         $268,946         $435,256
Payroll, sales, and property taxes ...........          105,297           61,718
401-k plan contribution ......................           23,038           19,954
Environmental and other costs ................           27,499           31,405
                                                       --------         --------

                                                       $424,780         $548,333
                                                       ========         ========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $12,487 in 1997 and $14,278 in 1996.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $115,071 in 1997 and $105,954 in 1996.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $39,567 in 1997 and $37,671 in 1996.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7--Related Party Transactions

         The Company engaged in the following related party transactions:

                                                                     Three Months Ended
                                                                        September 30
                                                                   --------------------
                                                                     1997         1996
         Was  charged  computer  consulting  services  by an
         outside  director of the Company;                         $12,175     $  9,498

         Accrued  interest  income  on an  installment  note
         receivable   of   $235,000   due  from  a   limited
         partnership  controlled  by a  stockholder  of  the
         Company  secured  by a deed of trust  on the  Texas
         real estate.  The note bears  interest of 6.83% per
         annum   collectible   annually   for  three  years.
         Thereafter the note shall be collected in (5) equal
         annual  principal   installments  of  $47,000  plus
         interest of 6.83% per annum commencing July 1, 1999
         with the final collection due July 1, 2003;               $ 4,013     $  4,013

         Charged   interest   income  on  a  mortgage   note
         receivable  of  $550,000  from its chief  executive
         officer on  December  16,  1996.  The note is to be
         repaid in (34) equal monthly installments of $3,814
         which   includes   interest   of  6.16%  per  annum
         commencing  February 1, 1997 with the final balloon
         payment of $512,124  due  December  16.  1999.  The
         receivable  balance at June 30,  1997 was  $544,996
         and is secured by a real estate first mortgage.           $ 8,377     $     -0-

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10--Statement of Cash Flows

                                                      Three Months Ended
                                                         September 30,
                                                    ----------------------
                                                       1997         1996
                                                    --------     ---------
Supplementary data:
  Interest expense paid .......................     $    -0-     $     234
  Income taxes paid ...........................       78,830        39,255

Non-cash transaction:
  Declaration of dividend payable
     of $.10 and $.07 per share respectively ..      245,940       184,436

Item 2A - Management's Discussion and Analysis of Financial Position:

Financial Condition
Liquidity and Capital Resources
Three-Months ended September 1997

     Cash and cash equivalents increased to $1,376,528 at September 30, 1997, with net cash increasing $159,704 from the $1,216,824 at June 30, 1997. Of this, $429,106 net cash was provided by the operating activities of the first three months, $269,402 was used by investing activities and $0 was used by financing activities. During the three months, the registrant's investment activities were primarily comprised of $231,862 used for additions to property, plant and equipment, and for additions to patents and trademarks, $17,288 for additions to deferred compensation contracts and $23,316 for additions to cash surrender value-life insurance.

     In September of 1997 a $.10 per share dividend was declared and was payable in October.

     Working capital of $5,305,290 increased $9,928 during the three months and the working capital ratio decreased to 5.51 to 1 from 6.80 to 1 at June 30, 1997.

     Stockholders' equity per share at September 30, 1997 increased .9% to $4.70 per share compared with $4.66 per share at June 30, 1997. Although the Board had previously authorized a stock buy back no shares of GMCC stock were purchased during the quarter.

     Management believes that internal cash flow and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures that will have significant impact on future cash flows.


Item 2B - Management's Discussion and Analysis of Results of Operations:

        Quarter --- September 30, 1997 compared with September 30, 1996:

      Sales rose this quarter as reflected in the current period sales of $2,680,860 an increase of $249,800 or 10.3% from the same quarter last year. Sales for the first quarter are the highest reported in the past five years. Management feels that sales will continue to increase thru the rest of the year, this is based on increases in customer contracts, and volume and a larger sales force. We are in full production with the Black & Decker OSD steam iron production and have an exclusive trademark agreement allowing them to use our MAGNAGLIDE mark. In late September a press release was issued announcing a million dollar purchase order with Black & Decker for such irons.

      Royalty and investment and other income for the first quarter were $56,172 and $158,469 compared with $65,187 and $104,771 from last year's first quarter. Although royalty income is down slightly this is primarily due to a timing difference, not all royalty reports were received from our licensee at the time the financial statements were prepared. Additional royalties due will be reported in the second quarter. The international advertising continues to be very successful. Management is continuing to investigate potential licensee candidates in Italy, Mexico and Korea. Investment income increased 51.2% or $53,698. Although the investment market has been unsteady lately, management believes it's investment portfolio to be sound, diversified and less at risk to market fluctuations while providing dividends and interest income.

     Reflecting the above, gross revenue for the first quarter of this year of $2,895,501 increased 11.3% or $294,483 from the same quarter last year.

     Total costs and expenses were $2,350,888 in the first quarter an increase of $226,407 or 10.7% from the same period last year. The primary increase is due to additional employees and advance raw material purchases to accommodate increased production.

    Income before corporate income taxes was $544,613 in this year's first quarter, an increase of $68,076 or 14.3% from the $476,537 achieved in last year's first quarter. Corporate income taxes and the effective tax rate for the period were $199,600 and 36.7% respectively, compared with $176,700 and 37.1% in the first quarter of last year.

     Based on the above, net income in the first quarter of this year of $345,013 increased $45,176 or 15.1% from the $299,837 in the same period last year.

     Earnings per share were up 27.2% in this year's first quarter (or $.14 compared to $.11 in last year's first quarter). No shares of treasury stock were purchased this quarter, resulting in a weighted average of shares outstanding of 2,459,397 compared with 2,634,797 for the same period last year.

     General Magnaplate Canada, Ltd. will be relocating to a newer, more modern facility which will allow for further expansion of the Canadian market. The building which will be purchased is located in Ajax, Ont. The closing is expected to take place in early November.

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


                                              GENERAL MAGNAPLATE CORPORATION
                                                        (Registrant)


DATE: November 13, 1997

                                                /s/ Candida C. Aversenti
                                                ------------------------
                                                Candida C. Aversenti
                                                President


DATE: November 13, 1997

                                                /s/ Susan E. Neri
                                                -----------------
                                                Susan E. Neri
                                                Chief Accounting Officer

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS


Dedicated to the Future Needs of Mankind
        Through Surface Enhancement

                                                      1331 U.S. Route #1
                                                      Linden, New Jersey 07036
                                                      Telephone: 908-862-6200
                                                      Fax: 908-862-6110
                                                      http://www.magnaplate.com
                                                      e-mail:info@magnaplate.com


FOR IMMEDIATE RELEASE

Linden, New Jersey     November 5, 1997



                      GENERAL MAGNAPLATE CORPORATION (GMCC)

            First Quarter Report to Shareholders - September 30, 1997


         Total sales increased 10.3% and gross revenue increased 11.3% over last year's first quarter. Net income increased 15.1% over last year. Earnings per share showed a 27.2% increase. General Magnaplate has expanded its Plasmadize(R) line of surface enhancements as well as adding several other new processes and enlarged its capacity at all five facilities. This quarter our stock price has doubled and shown a significant increase in trading activity.


                   Condensed Comparative Statement of Income -
                         Three Months Ended September 30

                                                1997                  1996
                                                ----                  ----

         Gross Revenue                      $2,895,501            $2,601,018
         Income Before Taxes                   544,613               476,537
         Net Income                            345,013               299,837
         Net Income Per Share                    $0.14                 $0.11

         Average Shares Outstanding          2,459,397             2,634,797