Form 10-Q
period 1997-12-31
GENERAL MAGNAPLATE CORP
filed 1998-02-13
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997

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

                                   Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 6, 1998 :

--------------------------------------------------------------------------------
Common Stock, No Par Value                                     4,918,794
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

ITEM 5 -  OTHER INFORMATION - Press Release - Enclosed

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K - None

MAURIELLO, FRANKLIN & LOBRACE
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS











                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                SIX MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996

MAURIELLO, FRANKLIN & LOBRACE
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS





                            45 Springfield Avenue, Springfield, New Jersey 07081
                                  Telephone (973) 379-5400    Fax (973) 379-3696


ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly- Owned Subsidiaries as of December 31, 1997 and the related consolidated statement of stockholders' equity for the six months ended December 31, 1997 and the related consolidated statements of income and cash flows for the six months ended December 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the December 31, 1997 and 1996 statements.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the six months ended December 31, 1997 and 1996 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1997 was audited by us, and we expressed an unqualified opinion on it in our report dated August 8, 1997. We have not performed any auditing procedures on the balance sheet since August 8, 1997.

                                               /s/ Mauriello, Franklin & LoBrace
                                               ---------------------------------
                                                   Mauriello, Franklin & LoBrace


January 23, 1998

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                       December 31,      June 30,
         ASSETS                                            1997            1997
                                                       -----------     -----------
Current assets:
  Cash and cash equivalents ......................     $   903,209     $ 1,216,824
  Marketable securities (Note 1) .................       3,169,234       2,875,776
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $126,000 (June 30, 1997-$116,000) ............       1,429,688       1,426,471
  Inventories (Note 1) ...........................         302,172         303,088
  Prepaid expenses ...............................         114,770         170,806
  Other current assets ...........................         207,599         215,298
                                                       -----------     -----------

      Total current assets .......................     $ 6,126,672     $ 6,208,263

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...................       6,067,366       5,355,600

Cash surrender value of officers' life insurance .         806,173         752,148

Note receivable-officer (Note 7) .................         525,881         532,449

Note receivable-related party partnership (Note 7)         235,000         235,000

Other assets (Note 3) ............................         492,644         429,816
                                                       -----------     -----------

    Total assets .................................     $14,253,736     $13,513,276
                                                       ===========     ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                         December 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1997             1997
                                                        ------------      ------------
Current liabilities:
  Broker loan payable .............................     $    486,561      $         0
  Accounts payable ................................          249,584          196,179
  Accrued liabilities (Note 5) ....................          369,850          548,333
  Corporate income taxes payable ..................           72,837          168,389
                                                        ------------      -----------

    Total current liabilities .....................     $  1,178,832      $   912,901
                                                        ------------      -----------
Long-term liabilities:
  Rent security deposit ...........................     $      9,193      $     9,193
  Accrued deferred compensation (Note 6) ..........        1,225,242        1,139,698
                                                        ------------      -----------

    Total long-term liabilities ...................     $  1,234,435      $ 1,148,891
                                                        ------------      -----------

    Total liabilities .............................     $  2,413,267      $ 2,061,792
                                                        ------------      -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued--4,918,794 shares of which 10,000 shares
       are held in the treasury ...................     $    223,180      $   223,180
  Retained earnings ...............................       11,846,994       11,365,263

  Foreign currency translation adjustment (Note 1)          (164,955)        (136,959)
                                                        ------------      -----------
                                                        $ 11,905,219      $11,451,484
  Cost of treasury stock--10,000 shares ...........          (64,750)               0
                                                        ------------      -----------

    Total stockholders' equity ....................     $ 11,840,469      $11,451,484
                                                        ------------      -----------

    Total liabilities and stockholders' equity ....     $ 14,253,736      $13,513,276
                                                         ============     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          GENERAL MAGNAPLATE CORPORATION
                                                        AND
                                             WHOLLY-OWNED SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        SIX MONTHS ENDED DECEMBER 31, 1997




                                                                        Foreign
                                                                       Currency
                                    Common           Retained        Translation        Treasury
                                    Stock            Earnings         Adjustment          Stock
                                 ------------     ------------      ------------      ------------
Balance,
  July 1, 1997 .............     $    223,180     $ 11,365,263      $   (136,959)     $          0

Add--net income ............                0          727,671                 0

Less--foreign currency
 translation adjustment ....                0                0           (27,996)

Purchase of 10,000 shares of
  treasury stock ...........                0                0                 0           (64,750)

Less--dividends paid
  of $.05 per share ........                0         (245,940)                0                 0
                                 ------------     ------------      ------------      ------------

Balance,
  December 31, 1997 ........     $    223,180     $ 11,846,994      $  (164,955)      $   (64,750)
                                 ============     ============      ============      ============




                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME




                                          Six Months Ended           Three Months Ended
                                            December  31,               December  31,

                                       1997            1996           1997           1996
                                    ----------     ----------     ----------     ----------
Gross revenue:
  Sales .......................     $5,382,442     $4,974,478     $2,701,582     $2,543,418
  Royalty and license income ..        176,548        164,993        120,376         99,806
  Investment and other
    income, net (Note 1) ......        298,506        250,766        140,037        145,995
                                    ----------     ----------     ----------     ----------
                                    $5,857,496     $5,390,237     $2,961,995     $2,789,219
                                    ----------     ----------     ----------     ----------
Costs and expenses:
  Cost of sales ...............     $2,297,792     $2,084,455     $1,121,578     $1,028,982
  Selling and administration ..      2,088,337      1,951,780      1,067,129      1,024,978
  Depreciation and amortization        310,725        287,501        157,259        145,529
  Interest ....................          6,471            234          6,471              0
                                    ----------     ----------     ----------     ----------

                                    $4,703,325     $4,323,970     $2,352,437     $2,199,489
                                    ----------     ----------     ----------     ----------

Income before corporate
  income taxes ................     $1,154,171     $1,066,267     $  609,558     $  589,730

Corporate income taxes
  (Notes 1 and 4) .............        426,500        377,500        226,900        200,800
                                    ----------     ----------     ----------     ----------

Net income ....................     $  727,671     $  688,767     $  382,658     $  388,930
                                    ==========     ==========     ==========     ==========

Earnings per share (Note 1) ...     $      .15     $      .13     $      .08     $      .08
                                    ==========     ==========     ==========     ==========

Weighted average shares
  outstanding .................      4,915,208      5,206,266      4,911,620      5,142,938
                                    ==========     ==========     ==========     ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                    1997             1996
                                                               -----------      -----------
CASH FROM OPERATING ACTIVITIES:
  Net income .............................................     $   727,671      $   688,767
                                                               -----------      -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Reserve for unrealized gain .........................     $   (59,531)     $   (51,863)
     Depreciation and amortization .......................         310,725          287,501
     Deferred tax credits ................................         (30,700)         (25,300)
     Accrued deferred compensation .......................          77,442           58,763
     Foreign currency translation adjustment .............         (27,996)         (13,830)
     Allowance for doubtful accounts .....................          27,565           14,505
     Increase  (decrease) in cash  resulting from
      changes in current assets and liabilities:
        Marketable securities ............................        (233,927)       1,668,577
        Accounts receivable ..............................         (30,782)        (170,725)
        Inventories ......................................             916              174
        Prepaid and other current assets .................          33,398           56,204
        Accounts payable and accrued liabilities .........        (125,078)        (458,851)
        Corporate income taxes payable ...................         (61,123)         (20,211)
                                                               -----------      -----------
          Total adjustments ..............................     $  (119,091)     $ 1,344,944
                                                               -----------      -----------
    Net cash provided by operating activities ............     $   608,580      $ 2,033,711
                                                               -----------      -----------
CASH FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment ............     $(1,016,613)     $  (153,649)
  Additions to patent costs and other assets .............         (10,162)         (23,802)
  Collection (issuance) of note receivable--officer ......           6,176         (550,000)
  Additions to deferred compensation contracts ...........         (23,442)               0
  Increase in cash surrender value--life insurance .......         (54,025)               0
                                                               -----------      -----------
    Net cash used in investing activities ................     $(1,098,066)     $  (727,451)
                                                               -----------      -----------

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                        (continued)


                                                                    1997             1996
                                                               -----------      -----------
CASH FROM FINANCING ACTIVITIES:
  Proceeds from broker loan ..............................     $   500,000      $         0
  Principal payments on broker loan ......................         (13,439)               0
  Purchase of  treasury shares ...........................         (64,750)        (761,445)
  Dividends paid .........................................        (245,940)        (184,436)
                                                               -----------      -----------

    Net cash provided by (used in) financing activities ..     $   175,871      $  (945,881)
                                                               -----------      -----------

INCREASE (DECREASE) IN CASH ..............................     $  (313,615)     $   360,379
  Cash and cash equivalents, beginning ...................       1,216,824          680,570
                                                               -----------      -----------
  Cash and cash equivalents, ending ......................     $   903,209      $ 1,040,949
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

Marketable Securities

         All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Market value exceeded cost by $76,637 and $29,996 as of December 31, 1997 and 1996 respectively.

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

Company Earnings Per Share

         Earnings per share of common stock have been computed based on the weighted average number of shares outstanding during the reporting periods after giving effect to the 2 for 1 stock split effective December 2, 1997.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment

Property, plant and equipment are as follows:

                                                  December 31,         June 30,
                                                     1997                1997
                                                 -----------         -----------
Land ...................................         $ 1,035,929         $   805,350
Buildings ..............................           3,683,585           3,366,208
Building improvements ..................           3,450,326           3,450,824
Factory machinery ......................           5,221,890           4,828,457
Office equipment .......................             939,326             911,058
Transportation equipment ...............             313,176             271,018
                                                 -----------         -----------

Total ..................................         $14,644,232         $13,632,915
Less--accumulated depreciation .........           8,576,866           8,277,315
                                                 -----------         -----------

Net ....................................         $ 6,067,366         $ 5,355,600
                                                 ===========         ===========

Note 3--Other Assets

         Other assets are as follows:

                                                       December 31,     June 30,
                                                           1997           1997
                                                         --------       --------
Patents and trademarks, at cost, net of
     accumulated  amortization of $106,359
     and $100,481 ................................       $ 87,302       $ 83,018
Deferred income taxes ............................        260,100        233,100
   Deferred compensation contracts ...............        145,242        113,698
                                                         --------       --------

                                                         $492,644       $429,816
                                                         ========       ========


                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4--Corporate Income Taxes

      Components of corporate income taxes are as follows:


                                      Six Months Ended        Three Months Ended
                                        December 31,              December 31,
                                  ---------------------     ----------------------
                                    1997         1996         1997          1996
                                  --------     --------     --------      --------
     Current:
       Federal                    $398,700     $348,700     $208,500      $184,600
       State                        58,500       54,100       33,100        29,100
       Foreign                           0            0            0             0
                                  --------     --------     --------      --------

                                  $457,200     $402,800     $241,600      $213,700
                                  --------     --------     --------      --------
     Deferred:
       Federal                    $(23,800)    $(19,600)    $(11,400)     $(10,000)
       State                        (6,900)      (5,700)      (3,300)       (2,900)
       Foreign                           0            0            0             0
                                  ---------    --------     ---------     --------

                                  $(30,700)    $(25,300)    $(14,700)     $(12,900)
                                  --------     --------     --------      --------

     Total                        $426,500     $377,500     $226,900      $200,800
                                  ========     ========     ========      ========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                                      Six Months Ended        Three Months Ended
                                        December 31,              December 31,
                                  ---------------------     ----------------------
                                    1997         1996         1997          1996
                                  --------     --------     --------      --------
Based on U.S. statutory
  federal  tax rate               $392,400     $362,500     $207,232      $200,500
Increase (decrease) in taxes
 resulting from:
  State taxes, net of
  federal tax benefit               34,000       32,000       19,612        17,300
  Non-deductible (reportable)
    expenses (income)                  100      (17,000)          56       (17,000)
                                  --------     --------     --------      ---------
     Total                        $426,500     $377,500     $226,900      $200,800
                                  ========     ========     ========      ========

     Effective tax rate               37.0%        35.4%        37.2%         34.0%

     The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $168,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.


Note 5--Accrued Liabilities

         Accrued liabilities are as follows:

                                                           December         June 30,
                                                             1997             1997
                                                          ---------        ---------

                  Compensation                            $ 223,213        $ 435,256
                  Payroll, sales, and property taxes         72,212           61,718
                  401-k plan contribution                    41,296           19,954
                  Environmental and other costs              33,129           31,405
                                                          ---------        ---------

                                                          $ 369,850        $ 548,333
                                                          =========        =========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $24,747 in 1997 and $27,721 in 1996.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $262,524 in 1997 and $246,113 in 1996.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $77,442 in 1997 and $75,253 in 1996.

Note 7--Related Party Transactions

         The Company engaged in the following related party transactions:

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                    -----------------------
                                                                                      1997            1996
                                                                                      ----            ----
         Was charged computer  consulting services by an outside director of the
         Company;                                                                   $29,492         $19,304

         Accrued  interest income on an installment  note receivable of $235,000 from a limited  partnership  who is controlled by a stockholder  of the
         Company.  The note is secured by a deed of trust on Texas real  estate, which was sold to the partnership. The note bears interest of 6.83% per annum collectible  annually for three years.  Thereafter the note shall be collected in (5) equal annual principal installments of $47,000 plus interest  of 6.83%  per  annum  commencing  July 1, 1999 with the final
         collection due July 1, 2003;                                               $ 8,025         $ 8,025

         Charged  interest income on a mortgage note receivable of $550,000 from its chief  executive  officer on December 16,  1996.  The note is to be repaid in (34) equal  monthly  installments  of $3,814  which  includes interest of 6.16% per annum commencing  February 1, 1997 with the final balloon  payment of $512,124  due December  16.  1999.  The  receivable balance at June 30, 1997 was  $544,996  and is secured by a real estate
         first mortgage.                                                            $16,707         $     0

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



Note 10--Statement of Cash Flows

                                                     Six Months Ended
                                                       December 31,
                                            ---------------------------
                                                1997             1996
                                            ----------       ----------
Supplementary data:
  Interest expense paid                     $    6,471       $      234
  Income taxes paid                            518,324          423,011



Item 2A - Management's Discussion and Analysis of Financial Position:

Financial Condition
Liquidity and Capital Resources
Six-Months ended December 1997

         Cash and cash equivalents decreased to $903,209 at December 31, 1997 from $1,216,824 at June 30,1997. For the period, 608,580 net cash was provided by the operating activities, $1,098,066 was used in investing activities and $175,871 was provided by financing activities. During the past six months, the registrant's investment activities were primarily comprised of $1,016,613 used for additions to property, plant and equipment, $10,162 used for additions to patent costs and other assets, $23,442 for additions to deferred compensation contracts and $54,025 for additions to cash surrender value-life insurance. The $175,871 provided by financing activities comprised of $64,750 for the purchase of treasury stock, and $245,940 used for payment of dividends and $486,561 provided by proceeds from broker loan net of principal payments.

         Working capital of $4,947,840 decreased $347,522 or 7% during the six months and the working capital ratio decreased to 5.20 to 1 from 6.80 to 1 as of June 30, 1997.

         Stockholder's equity per share at December 31, 1997 increased 3.4% to $2.41 per share compared with $2.33 at June 30, 1997. As previously authorized by the Board, 10,000 shares of GMCC stock was purchased at the cost of $64,750 and was held in the treasury during the current six month period. A two for one forward stock split also occurred in the current six month period.

         Management believes that internal cash flow and/or income from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any capital expenditures which will have significant impact on future cash flows.


Item 2B - Management's Discussion and Analysis of Results of Operations :

         Quarter --- December 31, 1997 compared with December 31, 1996


         Sales increased this quarter as reflected in the current period sales of $2,701,582 by $158,164 or 6.2% from the same quarter last year. We feel that sales will continue to increase thru the remaining six months, based on an increase in customer contracts, volume and a larger sales force. We are in full production with the Black and Decker OSD steam iron production and have an exclusive trademark agreement allowing them to use our MAGNAGLIDE mark.

         Royalty  income for the  quarter  was  $120,376,  an increase of 20.6%, compared with the same quarter in 1996. International advertising continues to be very successful. We are continuing to investigate potential licensee candidates in Italy, Mexico and Korea. Investment income was down slightly by 4.2%, which was indicative of the stock market at December 31. Management believes the investment portfolio to be sound, diversified and less susceptible to extreme market fluctuations while providing dividend and interest income.

         Reflecting the above, gross revenue for the latest quarter of this year of $2,961,995 increased $172,776 or 6.2% from the same quarter last year.

         Total costs and expenses were $2,352,437 in the second quarter, an increase of $152,948 or 6.9% from the same quarter last year. The primary increase is due to additional employees and advance raw material purchases to accommodate increased production and costs associated with the new building purchase in Canada.

         Income before corporate income taxes was $609,558 in this year's second quarter, an increase of $19,828 or 3.4% from the $589,730 achieved in last year's second quarter. Corporate income taxes and the effective tax rate in this year's second quarter were $226,900 and 37.2% respectively, compared with $200,800 and 34.0% in the second quarter of last year.

         Based on the above, net income of $382,658 decreased by $6,272 or 1.6% in the second quarter of this year from the $388,930 achieved in last year's second quarter.

         Earnings per share remained constant with last year's second quarter at $.08. During the current three month period 10,000 shares of common stock were purchased and held in the treasury, resulting in a weighted average of outstanding 4,911,620 compared to 5,142,938 for the same period last year.

         Six Months --- December 31, 1997 compared with December 31, 1996:

         Gross revenue for this year's first six months of $5,857,496 increased $467,259 over last year, an increase of 8.7%.

         Total costs and expenses for the current six month period were $4,703,325 an increase of $379,355 or 8.7% from last year. As a percentage of gross revenue, total costs and expenses remained at 80% from 1996. Cost of Sales as a percentage of gross revenue for the latest six months remained at 39% from the comparative six month period. Selling and administration expenses remained at 36% of gross revenue in the latest period compared with last year. Depreciation and amortization also remained at 5% of gross revenue this year compared with 1996.

         As a result of the above, gross income before corporate income taxes for the first six months of this year was $1,154,171, an increase of $87,904 or 8.2% from last year.

         Corporate income taxes in this year's first six months were $426,500, compared to $377,500 for the comparable period of last year. As detailed in note 4, this year's effective tax rate was 37% compared with 35% last year.

         As a result of the above, net income of $727,671 this year was $38,904 or 5.6% higher than the $688,767 achieved last year. Earnings per share were $.15 this year, compared with $.13 a share last year an increase of $.02 or 15.4%. During the six month period 10,000 shares of common stock were purchased and held in the treasury, resulting in a weighted average this year of 4,915,208 compared with 5,206,266 in 1996.

         During the period General Magnaplate Canada purchased a newer, more modern facility located in Ajax, Ont., which will allow for further expansion of the Canadian market. The administrative and selling departments are relocating the first week of February and the factory should be moved and operational in the following few months.

         During the period we purchased 25 new computers which enable all our facilities to be year 2,000 compliant, with no significant costs associated with this.

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


                                                  GENERAL MAGNAPLATE CORPORATION
                                                             (Registrant)


DATE:  2/13/98



                                                      /s/Candida C. Aversenti
                                                      -----------------------
                                                         Candida C. Aversenti
                                                         President


DATE:  2/13/98



                                                       /s/Susan E. Neri
                                                       ----------------
                                                       Susan E. Neri
                                                       Chief Accounting Officer

                       MINUTES OF THE 1997 ANNUAL MEETING
                               OF SHAREHOLDERS OF
                         GENERAL MAGNAPLATE CORPORATION

         The  Annual  Meeting  of  the   Shareholders   of  General   Magnaplate
Corporation was held at the offices of the Company at 1331 U.S. Route 1, Linden, New Jersey, on November 5, 1997 at 2:00 p.m., E.S.T., pursuant to due notice.

         Mrs. Candida C. Aversenti, President of the Company, presided as Chair of the Meeting, and Mr. Edmund V. Aversenti served as Secretary of the Meeting.

         The Chair introduced those Officers and Directors of the Company who were present.

         At the request of the Chair, the Secretary presented a copy of the Annual Report, the Notice of Annual Meeting of Shareholders, and the Proxy Statement and Proxy Card, together with an Affidavit of Ms. Patricia Popovich, Senior Account Administrator of Registrar and Transfer Company, duly sworn as to the mailing on October 10, 1997, of such Annual Report, the Notice of Annual
Meeting of Shareholders, and the Proxy Statement and Proxy Card for such Meeting, to each holder of record of the Common Stock of the Company as of the close of business on October 3, 1997, as shown by the records maintained by Registrar and Transfer Company, Cranford, New Jersey.

         Upon motion duly made by Mr. E. Partenope, seconded by Mr. W. Alina, and unanimously carried, the reading of the Annual Report, the Notice of Annual Meeting of Shareholders, the Proxy Statement and Proxy Card and the Affidavit of Mailing thereof, was waived. The Secretary was instructed to file the Affidavit and annexed exhibits with the Minutes of the Meeting.

         The Chair requested the Secretary to report the number of shares present in person and by proxy. The Secretary submitted a list of holders of record of the Common Stock of the Company as of the close of business on October 3, 1997, prepared and certified by Registrar and Transfer Company, Cranford, New Jersey, Transfer Agent for the Company, and stated the list would remain open during the Meeting for inspection by any interested shareholder. He reported that there were present, in person and by proxy, the holders of 2,292,457 shares of Common Stock out of 2,459,397 shares of the Company's stock outstanding as of October 3, 1997. The Secretary declared that not only was a quorum present, but noted that an extraordinary number, 93.2%, of the shareholders had responded and were present in person or by proxy, whereupon the Chair declared that the Meeting was open for the conduct of business.

         The Chair stated that extra copies of the Annual Report to Shareholders of the Company for the fiscal year ending June 30, 1997, including financial statements audited by Mauriello, Franklin & Lo Brace, filed on Form 10-K with the Securities and Exchange Commission, as well as other printed material concerning products and services of the Company, were available for those who wished to examine same.

         The Chair stated that the next order of business was the reading of the Minutes of the last (1996) Annual Meeting of the Shareholders. Upon motion made by Mr. S.T. Aitken, seconded by Mr. L. Campbell, and unanimously carried, the reading of the Minutes of the 1996 Annual Meeting of Shareholders was waived.

         The Chair announced the appointment of Ms. V. Corigliano and Mr. R. Carlton (shareholder) as Inspectors of Election. The Inspectors of Election delivered their Oath of Office, which Oath of Office and Certificate thereof was ordered filed with the Minutes of the Meeting. The list of shareholders of the Company was delivered to the Inspectors of Election, and the Chair asked all persons present who were shareholders of the Company and who had not sent in a proxy, to identify themselves to the Inspectors of Election, and if they did not wish to vote in person, there were extra proxies on hand which they could fill in and give to the Inspectors of Election.

         The Chair then stated that the first item of business was the election of Seven (7) persons to serve as Directors of the Company. Upon Motion duly made by Mr. C.P. Covino, and seconded by Mr. W. Alina, the following persons were nominated to serve as Directors of the Company until the next Annual Meeting of Shareholders, and until their successors shall be elected and shall qualify:

                  S. Thomas Aitken            Harold F. Levin
                  Candida C. Aversenti        Edward A. Partenope Jr.
                  Edmund V. Aversenti, Jr.    James H. Wallwork
                  Charles P. Covino


         The Chair called for any further nominations and, there being none, and the nominees having accepted their nomination, upon motion duly made by Ms. T. Aitken and seconded by Mrs. A. Dente, and unanimously carried, nominations were closed.

         The ballots were submitted to the Inspectors of Election. After the Ballots were tabulated, the Inspectors of Election reported to the Secretary that the result of the vote taken at such Meeting was as follows:

No. of Shares Voting By Proxy          For         Against        Abstain
-----------------------------          ---         -------        -------

S. Thomas Aitken                    2,286,677        940           5240
Candida C. Aversenti                2,288,477        940           3440
Edmund V. Aversenti, Jr.            2,286,477        940           5440
Charles P. Covino                   2,288,677        940           3240
Harold F. Levin                     1,187,048      824,801        281,008
Edward A. Partenope, Jr.            2,286,877        940           5040
James H. Wallwork                   2,286,677        940           5240

         The Inspectors of Election also reported to the Secretary that 8,000 shares had been voted in person in favor of the nominees (included in the above totals), and that no shares had been voted for any person other than the nominees. The Report of the Inspectors of Election was ordered filed with these Minutes.

         The Secretary reported the results to the Meeting, and the chair thereupon announced that the Seven (7) persons nominated had received a plurality of the votes cast at the Meeting and had been duly elected Directors of the Company to hold office until the 1998 Annual Meeting of Shareholders in accordance with the By-Laws and to serve until their successors shall be elected and shall qualify.

         The Chair stated that the next item of business was ratification of the selection of the Company's independent auditors for the fiscal year ending June 30, 1998, adding that Mauriello, Franklin & Lo Brace of Springfield, New Jersey had served as the Company's independent auditors nearly thirty years, and for the fiscal year ended June 30, 1997. She indicated that the Board of Directors had selected the same firm as the Company's independent auditors for the current fiscal year, subject to the vote of the shareholders. A motion was then duly made by Mr. W. Alina, and seconded by Mr. E. Aversenti, for confirmation of the selection of Mauriello, Franklin & Lo Brace as the Company's independent auditors for the current fiscal year ending June 30, 1998.

         Balloting for the confirmation of the selection of the Company's independent auditors then took place, after which the ballots were submitted to the Inspectors of Election. After the ballots were tabulated, the Inspectors of Election reported to the Secretary that 2,286,813 shares had been voted by proxy in favor of the selection of the Company's independent auditors, that 940 shares had been voted against, and that 5,104 shares had voted to abstain. The Inspectors of Election also reported to the Secretary that no shares had been voted in person in favor of or in opposition to the selection. The Report of the Inspectors of Election was ordered filed with these minutes.

         The Secretary reported the vote and the Chair thereupon announced that Mauriello, Franklin & Lo Brace having received a plurality of the votes cast at the Meeting, had been duly elected and confirmed as the Company's independent auditors for the current fiscal year ending June 30, 1998.

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

         The Chair then proposed that she would entertain a motion to adjourn, for which a motion was made by Mr. T. Aitken, seconded by Mr. R. Carlton and unanimously carried.

         The Chair then declared the Annual Meeting of Shareholders officially adjourned.

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

                                                      1331 U.S. Route #1
                                                      Linden, New Jersey 07036
                                                      Telephone: 908-862-6200
Dedicated to the Future Needs of Mankind              Fax: 908-862-6110
        Through Surface Enhancement                   http://www.magnaplate.com
                                                      e-mail:info@magnaplate.com


                               NASDAQ SYMBOL GMCC

          General Magnaplate Corporation announces a 53.8% increase in dividends; reports record-high 6-month revenues

Linden, NJ, February 11, 1998 - General Magnaplate Corporation (Nasdaq: GMCC) - a world leader in the development and application of surface enhancement technology for the aerospace, food, pharmaceutical, and industrial markets - announces that its Board of Directors has declared a dividend of $0.05 per share to stockholders of record February 27, 1998 and payable March 13, 1998. This represents a 53.8% increase in dividends over the prior fiscal year. The company also announced another record-high of $5,857,496 in gross revenue, up 8.7% over the same period last year. Six-month net income rose by 5.6% and earnings per share were up 15.4%. A 2-for-1 stock split also took place in the past six-month reporting period.

Six Months Report to Shareholders - December 31, 1997

                   Condensed Comparative Statement of Income -
                          Six Months Ended December 31

                                           1997             1996
                                        ----------       ----------

         Gross Revenue                  $5,857,496       $5,390,237
         Income Before Taxes             1,154,171        1,066,267
         Net Income                        727,671          688,767
         Earnings Per Share                  $0.15            $0.13

         Average Shares Outstanding      4,915,208        5,206,266

                   Condensed Comparative Statement of Income -
                         Three Months Ended December 31

                                           1997             1996
                                        ----------       ----------

         Gross Revenue                  $2,961,995       $2,789,219
         Income Before Taxes               609,558          589,730
         Net Income                        382,658          388,930
         Earnings Per Share                  $0.08            $0.08

         Average Shares Outstanding      4,911,620        5,142,938

                           [GRAPHIC -- COMPANY LOGO]

                                 MAGNAPLATE NEWS

                                                      1331 U.S. Route #1
                                                      Linden, New Jersey 07036
                                                      Telephone: 908-862-6200
Dedicated to the Future Needs of Mankind              Fax: 908-862-6110
        Through Surface Enhancement                   http://www.magnaplate.com
                                                      e-mail:info@magnaplate.com



        General Magnaplate's innovative technological advances in surface enhancement for lightweight metals and composites has converted an industry pioneer into one of the nation's heavyweight high-tech companies


Changes in the nation's economic infrastructure over the last few years have fueled the emergence of many high-tech, niche companies; and they are beginning to play a much greater role in the future success of many segments of the economy. General Magnaplate is fast being recognized as one of those emerging companies who offer specialized technological assistance to meet the demand for improvements in product performance and quality by companies who want to stay alive in a global competitive atmosphere.

         "Originally, Magnaplate's business was concentrated in the aerospace and nuclear industries" says company founder and CEO Charles P. Covino. "But as the world's population grows and as markets for goods and services increase, we are witnessing parallel increases in the need for our unique technologies to improve the wearlife and performance of metal components of equipment used in those burgeoning markets."

        Pioneered for NASA and its space program, General Magnaplate developed proprietary "Synergistic" Surface Enhancement Technology that hardens the exterior of such lighter metals as aluminum, titanium and some alloys of steel. The coatings which Magnaplate applies create protective surfaces that help parts wear longer, resist corrosion, conduct heat and electricity better, and survive in environments which would destroy any unprotected metal or even other conventional protective coatings.

        Today, as a result of increased awareness of the company's technological achievements, manufacturers worldwide and in every sector of industry are enthusiastically embracing the goal of improved product performance through surface enhancement, and in the process, are turning Magnaplate into a leading high-tech company with both niche strength and reach.

        Rapid company growth is reflected in expanded use of its coatings on products as diverse as a new line of easier-gliding steam irons by Black & Decker, with whom Magnaplate has recently signed a major contract to treat hundreds of thousands of soleplates with a super-slippery, MAGNAGLIDE(R) coating.

        All five of its plants in the US and Canada, as well as its licensees around the world are being sought out to solve surface enhancement problems. Magnaplate's strong cash position and steadily increasing revenues and net profits stemming from its worldwide growth in sales has permitted it to complete extensive expansions to plant and production facilities. The most recent was purchase of new plant facilities in Canada to handle the rapidly expanding need for its specialized technologies in the Canadian market.

        Magnaplate's newest enhancement technology, PLASMADIZE(R), has been playing an increasingly significant role in helping to revolutionize the utilization of composites. Developed as a result of a direct request by one of the world's largest aircraft manufacturers, PLASMADIZE permits the release of composites from lay-up molds without damaging the highly sophisticated and highly expensive molds. Although less than 5% of aircraft components are made of composites, their use is rapidly expanding - not only for aircraft, but also for trains, buses, autos and trucks. To prepare for this new market for PLASMADIZE, a multi-million dollar expansion program is under way to extend Magnaplate's PLASMADIZE capabilities to all of its plants throughout North America.

        Magnaplate is also currently developing a new low-cost method of fabricating molds to make composite structures. According to Covino, 'We believe this new way to make composite structures will reduce the cost of mold fabrication by more than 50 percent. It will also permit rapid design changes as assembly and structures are put into production."

        "As Magnaplate has increased its marketing program  throughout the world
- both through conventional media and the Internet,' says Magnaplate President Candida C. Aversenti, "we are seeing a marked increase in the demand for our service around the globe." The company's agreements with its Swedish and Japanese licensees have just been expanded and extended. "We continually monitor regions around the world in search of new business opportunities," says President Aversenti. "The results of our expanded marketing and sales programs are reflected in our strong six-month statement."

        "Despite the purchase of a new building for our Canadian plant and the expenditure of additional capital for upgrades in that operation as well as in expansions of our Wisconsin and Texas facilities, our performance at the fiscal half-year mark", continued Aversenti, "was outstanding. Revenues increased 8.7% and net income 5.6%. Earnings per share increased 15.4%, and a 2-for-1 stock split was declared. Dividends are up 53.8% over the prior fiscal year. We're confident that we're perfectly positioned - right on the threshold of a new period of major growth."