Form 10-Q
period 1998-03-31
GENERAL MAGNAPLATE CORP
filed 1998-05-15
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                             Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998 :

Common Stock, No Par Value                                   4,918,794
--------------------------                               -----------------
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

MAURIELLO, FRANKLIN & LOBRACE
          A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS










                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

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

MAURIELLO, FRANKLIN & LOBRACE
          A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS


                            45 Springfield Avenue, Springfield, New Jersey 07081
                                     Telephone (973) 379-5400 Fax (973) 379-3696


                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of March 31, 1998 and the related consolidated statement of stockholders' equity for the nine months ended March 31, 1998 and the related consolidated statements of income and cash flows for the nine months ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion on the March 31, 1998 and 1997 statements.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the nine months ended and three months ended March 31, 1998 and 1997 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

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


                                               /s/ Mauriello, Franklin & LoBrace
                                               ---------------------------------
                                                   Mauriello, Franklin & LoBrace

April 28, 1998

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                          March 31,        June 30,
         ASSETS                                            1998             1997
         ------                                        -----------     -----------
Current assets:
  Cash and cash equivalents ......................     $ 1,402,114     $ 1,216,824
  Marketable securities (Note 1) .................       3,178,562       2,875,776
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $116,000 (June 30, 1997-$116,000) ............       1,474,709       1,426,471
  Inventories (Note 1) ...........................         322,305         303,088
  Prepaid expenses ...............................         122,008         170,806
  Other current assets ...........................         168,136         215,298
                                                       -----------     -----------

      Total current assets .......................     $ 6,667,834     $ 6,208,263

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...................       6,198,434       5,355,600

Cash surrender value of officers' life insurance .         806,173         752,148

Note receivable-officer (Note 8) .................         494,319         532,449

Note receivable-related party partnership (Note 8)         235,000         235,000

Other assets (Note 3) ............................         552,575         429,816
                                                       -----------     -----------

    Total assets .................................     $14,954,335     $13,513,276
                                                       ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                           March 31,         June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1998              1997
------------------------------------                     ------------      ------------
Current liabilities:
  Current maturity of mortgage note payable (Note 4)     $     33,150      $          0
  Broker loan payable ..............................          504,714                 0
  Accounts payable .................................          282,527           196,179
  Accrued liabilities (Note 6) .....................          417,068           548,333
  Corporate income taxes payable ...................          104,961           168,389
                                                         ------------      ------------

    Total current liabilities ......................     $  1,342,420      $    912,901
                                                         ------------      ------------
Long-term liabilities:
  Rent security deposit ............................     $      9,193      $      9,193
  Accrued deferred compensation (Note 7) ...........        1,280,543         1,139,698
  Mortgage note payable (Note 4) ...................          424,775                 0
                                                         ------------      ------------

    Total long-term liabilities ....................     $  1,714,511      $  1,148,891
                                                         ------------      ------------

    Total liabilities ..............................     $  3,056,931      $  2,061,792
                                                         ------------      ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued--4,918,794 shares of which 6,000 shares
       are held in the treasury ....................     $    223,180      $    223,180
  Retained earnings ................................       11,896,721        11,365,263
  Foreign currency translation adjustment (Note 1) .         (162,547)         (136,959)
                                                         ------------      ------------
                                                         $ 11,957,354      $ 11,451,484
  Cost of treasury stock--6,000 shares .............          (59,950)                0
                                                         ------------      ------------

    Total stockholders' equity .....................     $ 11,897,404      $ 11,451,484
                                                         ------------      ------------

    Total liabilities and stockholders' equity .....     $ 14,954,335      $ 13,513,276
                                                         ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       GENERAL MAGNAPLATE CORPORATION
                                                    AND
                                         WHOLLY-OWNED SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      NINE MONTHS ENDED MARCH 31, 1998




                                                                             Foreign
                                                                            Currency
                                      Common            Retained           Translation          Treasury
                                       Stock            Earnings            Adjustment           Stock
                                   ------------       ------------        ------------        ------------
Balance,
  July 1, 1997 .............       $    223,180       $ 11,365,263        $   (136,959)       $          0

Add--net income ............                  0          1,023,038                   0                   0

Less--foreign currency
 translation adjustment ....                  0                  0             (25,588)                  0

Purchase of 10,000 shares of
  treasury stock ...........                  0                  0                   0             (64,750)

Issuance of 4,000 shares of
  treasury stock as employee
  compensation .............                  0                  0                   0               4,800

Less--dividends paid
  of $.10 per share ........                  0           (491,580)                  0                   0
                                   ------------       ------------        ------------        ------------

Balance,
  March 31, 1998 ...........       $    223,180       $ 11,896,721        $   (162,547)       $    (59,950)
                                   ============       ============        ============        ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME




                                        Nine Months Ended            Three Months Ended
                                            March   31,                   March   31,
                                    -------------------------     -------------------------
                                       1998           1997           1998           1997
                                    ----------     ----------     ----------     ----------
Gross revenue:
  Sales .......................     $8,075,936     $7,712,118     $2,693,494     $2,737,640
  Royalty income ..............        256,073        232,276         79,525         67,283
  Investment and other
    income, net ...............        418,581        324,528        120,075         73,762
                                    ----------     ----------     ----------     ----------
                                    $8,750,590     $8,268,922     $2,893,094     $2,878,685
                                    ----------     ----------     ----------     ----------

Costs and expenses:
  Cost of sales ...............     $3,542,224     $3,274,116     $1,244,432     $1,189,661
  Selling and administration ..      3,095,175      2,932,954      1,006,838        981,174
  Depreciation and amortization        471,795        437,069        161,070        149,568
  Interest ....................         15,658            234          9,187           --
                                    ----------     ----------     ----------     ----------
                                    $7,124,852     $6,644,373     $2,421,527     $2,320,403
                                    ----------     ----------     ----------     ----------

Income before corporate
  income taxes ................     $1,625,738     $1,624,549     $  471,567     $  558,282

Corporate income taxes
  (Notes 1 and 5) .............        602,700        589,100        176,200        211,600
                                    ----------     ----------     ----------     ----------

Net income ....................     $1,023,038     $1,035,449     $  295,367     $  346,682
                                    ==========     ==========     ==========     ==========

Earnings per share
  (Note 1) ....................     $      .21     $      .20     $      .06     $      .07
                                    ==========     ==========     ==========     ==========

Weighted average shares
  outstanding .................      4,914,152      5,141,300      4,911,994      5,008,488
                                    ==========     ==========     ==========     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                   1998             1997
                                                               -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................     $ 1,023,038      $ 1,035,449
                                                               -----------      -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Reserve for unrealized gain ........................     $   (80,916)     $   (34,452)
      Depreciation and amortization ......................         471,795          437,069
      Deferred taxes .....................................         (52,900)         (37,600)
      Accrued deferred compensation ......................         114,852          115,179
      Foreign currency translation adjustment ............         (25,588)         (16,997)
      Provision for doubtful accounts ....................          16,300           28,336
      Increase  (decrease) in cash  resulting from changes
        in current assets and liabilities:
         Marketable securities ...........................        (221,870)       1,512,565
         Accounts receivable .............................         (64,538)        (233,226)
         Prepaid expenses and other current assets .......          53,468           65,180
         Accounts payable and accrued liabilities ........         (44,917)        (412,541)
         Corporate income taxes payable ..................         (28,999)          82,953
         Rent security deposit ...........................               0            1,316
                                                               -----------      -----------
         Total adjustments ...............................     $   136,687      $ 1,507,782
                                                               -----------      -----------

    Net cash provided by operating activities ............     $ 1,159,725      $ 2,543,231
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to deferred compensation contracts ...........     $   (33,849)     $         0
  Additions to property, plant,  and equipment ...........      (1,305,501)        (264,975)
  Additions to patent costs and other assets .............         (21,718)         (93,963)

  Note receivable - officer ..............................               0         (550,000)
  Installment collections - note receivable ..............          35,676            1,674
  Increase in cash surrender value - life insurance ......         (54,025)               0
                                                               -----------      -----------
    Net cash used in investing activities ................     $(1,379,417)     $  (907,264)
                                                               -----------      -----------

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                        (continued)

                                                                   1998             1997
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage note ............................     $   457,925      $         0
  Purchase of treasury stock .............................         (64,750)      (1,096,063)
  Dividends paid .........................................        (491,580)        (335,684)
  Issuance of treasury stock as compensation .............           4,800                0
  Net proceeds from broker loan ..........................         504,714                0
  Mortgage financing costs ...............................          (6,127)               0
                                                               -----------      -----------
    Net cash provided by (used in) financing activities ..     $   404,982      $(1,431,747)
                                                               -----------      -----------

Increase in cash and cash equivalents ....................     $   185,290      $   204,220
Cash and cash equivalents, beginning of period ...........       1,216,824          680,570
                                                               -----------      -----------
Cash and cash equivalents, end of period .................     $ 1,402,114      $   884,790
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

Marketable Securities

         All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Market value exceeded cost by $95,405 and $12,542 as of March 31, 1998 and 1997 respectively.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment

Property, plant and equipment are as follows:

                                                   March 31,           June 30,
                                                     1998                1997
                                                 -----------         -----------
Land ...................................         $ 1,037,677         $   805,350
Buildings ..............................           3,685,991           3,366,208
Building improvements ..................           3,560,423           3,450,824
Factory machinery ......................           5,391,966           4,828,457
Office equipment .......................             944,938             911,058
Transportation equipment ...............             313,277             271,018
                                                 -----------         -----------

Total ..................................         $14,934,272         $13,632,915
Less--accumulated depreciation .........           8,735,838           8,277,315
                                                 -----------         -----------

Net ....................................         $ 6,198,434         $ 5,355,600
                                                 ===========         ===========

Note 3--Other Assets

         Other assets are as follows:

                                                         March 31,      June 30,
                                                           1998           1997
                                                         --------       --------
Patents and trademarks, at cost, net of
     accumulated  amortization of $109,609
     and $100,481 ................................       $ 95,608       $ 83,018
Deferred income taxes ............................        277,300        233,100
   Deferred compensation contracts ...............        173,540        113,698
   Mortgage financing costs ......................          6,127              0
                                                         --------       --------

                                                         $552,575       $429,816
                                                         ========       ========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4--Mortgage Note Payable

         The Company is indebted to Business Development Bank of Canada for $457,925 borrowed March 31, 1998 and payable in equal monthly principal installments of $2,571 together with interest of 7.6% per annum commencing June 23, 1998 with a final payment of $311,142 due April 23, 2003.

         Current maturities of the debt for the five years ended March 23, 2003 are as follows: 1999 - $23,354; 2000 - $30,857; 2001 - $30,857; 2002 - $30,857;
and 2003 - $342,000.

         The note is secured by a first mortgage on real estate owned in Ajax, Ontario.

Note 5--Corporate Income Taxes

     Components of corporate income taxes are as follows:

                          Nine Months Ended              Three Months Ended
                               March 31,                       March 31,
                      -------------------------       -------------------------
                         1998            1997            1998            1997
                      ---------       ---------       ---------       ---------
Current:
   Federal .....      $ 568,000       $ 533,000       $ 169,300       $ 184,300
   State .......         87,600          93,700          29,100          39,600
   Foreign .....           --              --              --              --
                      ---------       ---------       ---------       ---------
                      $ 655,600       $ 626,700       $ 198,400       $ 223,900
                      ---------       ---------       ---------       ---------
Deferred:
  Federal ......      $ (41,000)      $ (29,100)      $ (17,200)      $  (9,500)
  State ........        (11,900)         (8,500)         (5,000)         (2,800)
  Foreign ......           --              --              --              --
                      ---------       ---------       ---------       ---------
                      $ (52,900)      $ (37,600)      $ (22,200)      $ (12,300)
                      ---------       ---------       ---------       ---------

Total ..........      $ 602,700       $ 589,100       $ 176,200       $ 211,600
                      =========       =========       =========       =========

                        GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                                                     Nine Months Ended             Three Months Ended
                                                         March 31,                       March 31,
                                                    1998            1997            1998            1997
                                                 ---------       ---------       ---------       ---------
Based on U.S. statutory
 federal tax rate ..........................     $ 552,750       $ 552,347       $ 160,333       $ 189,816
Increase (decrease) in taxes resulting from:
  State taxes, net of
   federal tax benefit .....................        49,962          56,232          18,876          24,288
  Non-deductible (reportable)
   expenses (income) .......................           (12)        (19,479)         (3,009)         (2,504)
                                                 ---------       ---------       ---------       ---------

     Total .................................     $ 602,700       $ 589,100       $ 176,200       $ 211,600
                                                 =========       =========       =========       =========

Effective tax rate .........................          37.1%           36.3%           37.4%           37.9%



         The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $168,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

Note 6--Accrued Liabilities

         Accrued liabilities are as follows:

                                                         March 31,      June 30,
                                                            1998          1997
                                                         ---------     ---------
                  Compensation                           $ 263,354     $ 435,256
                  Payroll, sales, and property taxes        75,454        61,718
                  401-k plan contribution                   45,710        19,954
                  Environmental and other costs             32,550        31,405
                                                         ---------     ---------

                                                         $ 417,068     $ 548,333
                                                         =========     =========

                        GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $33,307 in 1998 and $30,124 in 1997.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $377,933 in 1998 and $370,770 in 1997.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $114,852 in 1998 and $129,783 in 1997.

                        GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions

         The Company engaged in the following related party transactions:

                                                           Nine Months Ended
                                                                March 31,
                                                       -------------------------
                                                         1998              1997
                                                       -------           -------
        Was charged computer consulting
         services by an outside director of
         the Company;                                  $43,840           $39,481


         Accrued interest income on an
         installment note receivable of
         $235,000 from a limited partnership
         which is controlled by a stockholder
         of the Company. The note is secured
         by a deed of trust on Texas real
         estate, which was sold to the
         partnership. The note bears interest
         of 6.83% per annum collectible
         annually for three years. Thereafter
         the note shall be collected in(5)
         equal annual principal installments
         of $47,000 plus interest of 6.83%
         per annum commencing July 1, 1999
         with the final collection due July
         1, 2003:                                      $12,038           $12,038


         Charged interest income on a
         mortgage note receivable of $550,000
         from its chief executive officer on
         December 16, 1996. The note is to be
         repaid in (34) equal monthly
         installments of $3,814 which
         includes interest of 6.16% per annum
         commencing February 1, 1997 with the
         final balloon payment of $512,124
         due December 16. 1999. The
         receivable balance at March 31, 1998
         was $509,319 and is secured by a
         real estate first mortgage.                   $24,935          $  8,924

                        GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage Note Payable--The carrying amount approximates fair value because such liability is being valued based on current borrowing rates.

Note 10--Commitments and Contingencies

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

Note 10--Statement of Cash Flows

                                                Nine Months Ended
                                                     March 31,
                                        --------------------------------
                                           1998                    1997
                                        ---------              ---------
Supplementary cash flow data:
  Income taxes paid .........           $ 684,599              $ 543,747
  Interest paid .............           $  15,658              $     234

      Item 2A - Management's Discussion and Analysis of Financial Position:

Financial Condition
Liquidity and Capital Resources
Nine-Months ended March 1998

              Cash and cash equivalents increased to $1,402,114 at March 31, 1998 from $1,216,824 at June 30, 1997. For the period, $1,159,725 net cash was provided by the operating activities, $1,379,417 was used for investing activities and $404,982 was provided by financing activities. During the past nine months, the registrant's investment activities were primarily comprised of $1,305,501 used for additions to property, plant and equipment $21,718 used for additions to patent costs and $54,025 for additions to cash surrender value-life insurance. The $404,982 provided by financing activities comprised of the payment of dividends of $491,580, the purchase of treasury stock for $64,750, while $457,925 was provided by proceeds from mortgage note and $504,714 from proceeds of broker loan net of principal payments.

     Working capital of $5,325,414 increased $30,052 or .6% during the nine months and the working capital ratio decreased to 4.97 to 1 from 6.80 to 1 at June 30, 1997.

      All references to stock give effect to the December 16, 1997 two for one forward stock split as if same had occurred prior. Stockholders' equity per share March 31, 1998 increased 3.9% to $2.42 per share compared with $2.33 per share June 30, 1997. As previously authorized by the Board, 10,000 shares of GMCC stock were purchased at the cost of $64,750. Of these shares 4,000 were issued as employee bonuses , while the remaining 6,000 shares are being held in the treasury.

Management believes that internal cash flow and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not anticipate any material expenditures that will have a significant impact on future cash flows.


     Item 2B - Management's Discussion and Analysis of Results of Operations Quarter --- March 31, 1998 compared with March 31, 1997:

     Sales decreased this quarter, as reflected in the current period sales of $2,693,494, by $44,146 or 1.6% from the same quarter last year. Sales at our New Jersey, Texas and Canadian facilities increased while decreases were reported from the California and Wisconsin facilities. The decrease at our California facility was attributable to forced shut downs for approximately one third of the month of February due to the violent storms associated with El Nino and unexpected road closings. The decrease at our Wisconsin facility is attributable to a general slow down in the Wisconsin manufacturing sector. Additional management has been added to our Wisconsin plant. During the current quarter we made significant purchases of Plasmadize equipment for all of our locations and will be up and running by June 30, 1998. This will open up new markets for us and pave the way for future growth.

    Royalty income for the quarter was $79,525 an increase of 18.2% compared with the same quarter in 1997. The international advertising continues to be very successful. Investment income increased $46,313 or 62.8% compared with the same period in 1997. This is directly associated with the high yield, fixed income investments in our portfolio. Management believes the investment portfolio to be sound, diversified and less susceptible to market fluctuations while providing dividend and interest income.

     Reflecting the above, gross revenue for the latest quarter of this year of $2,893,094 increased $14,409 or .5% from the same quarter last year.

     Total costs and expenses were $2,421,527 in the third quarter, an increase of $101,124 or 4.4% from the same quarter of last year. The primary increases to expenses are due to additional employees, advance raw material purchases and costs associated with the new building purchased in Canada. Currently, the Canadian facility is paying expenses to cover the operating costs of two locations until the move is completed in the latter part of this year's fourth quarter.

     Income before corporate income taxes was $471,567 for the current quarter, a decrease of $86,715 or 15.5% from the $558,282 achieved in the same quarter last year. Corporate income taxes and the effective tax rate in this year's third quarter were $176,200 and 37.4% respectively, compared with $211,600 and 37.9% in the third quarter of last year.

     As a result of the above, net income in the third quarter of this year of $295,367 dropped $51,315 or 14.8% from the same quarter last year.

     Earnings per share were $.06 compared to $.07 in last year's third quarter. During the current three month period 4,000 shares of GMCC stock which were held in the treasury were issued as employee bonuses. Weighted average shares outstanding of 4,911,994 compared to 5,008,488 for the same period last year.


        Nine Months ------- March 31, 1998 compared with March 31, 1997:

     Gross revenue for this year's first nine months of $8,750,590 increased $481,668 or 5.8% from last year.

     Total costs and expenses for the current nine month period were $7,124,852, an increase of $480,479 or 7.2% from last year. As a percentage of gross revenue, total costs and expenses in the same period 1998 were 81% compared to 80% in 1997. Cost of Sales as a percentage of gross revenue for the latest nine months increased to 40% from 39% in the same period of last year. Selling and administration remained at 35% of gross revenue. Depreciation and amortization also remained at 5% of gross revenue compared with last year.

    As a result of the above, income before corporate income taxes for the first nine months of this year was $1,625,738, a slight increase from last year.

     Corporate  income  taxes in this year's  first nine  months  were  $602,700 compared with $589,100 for the same period last year. As detailed in Note 5, this year's effective tax rate was 37.1% compared with 36.3% in 1997.

     As a result of the above, net income of $1,023,038 this year was $12,411 or 1% less than the $1,035,449 achieved last year. Earnings per share were $.21 a share this period compared with $.20 a share last year, an increase of $.01 or 5%. During the nine month period 10,000 shares of common stock were purchased. Of these 10,000 shares, 4,000 shares were issued as employee compensation and the remaining 6,000 shares are being held in the treasury. The weighted average this year of 4,914,152 compared with 5,141,300 in 1997.

    During the period General Magnaplate Canada purchased a newer more modern facility located in Ajax, Ont. which will allow for increased production capabilities and further expansion of the Canadian market. The administrative and selling departments have already relocated and production will be moved and operational by June 30, 1998.

     General Magnaplate was again honored by OSHA as a merit worksite in their Voluntary Protection Program. This is a pilot program for smaller companies with outstanding safety records combined with employee and management commitment to strict safety standards.

      After examining the Year 2000 computer issues, management has determined that it will not have a material impact on its business, operations nor its financial condition.

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


                                                  GENERAL MAGNAPLATE CORPORATION
                                                             (Registrant)


DATE  May 15, 1998                                  /s/Candida C. Aversenti
                                                       --------------------
                                                       Candida C. Aversenti
                                                       President




DATE  May 15, 1998                                  /s/Susan E. Neri
                                                       ----------------
                                                       Susan E. Neri
                                                       Chief Accounting Officer

[GRAPHIC -- COMPANY LOGO]

MAGNAPLATE NEWS
_______________
                                                      1331 U.S. Route #1
                                                      Linden, New Jersey 07036
                                                      Telephone: 908-862-6200
Dedicated to the Future Needs of Mankind              Fax: 908-862-6110
        Through Surface Enhancement                   http://www.magnaplate.com
                                                      e-mail:info@magnaplate.com




                             FOR IMMEDIATE RELEASE
                       -----------------------------------

LINDEN, NEW JERSEY                                                   May 6, 1998

                GENERAL MAGNAPLATE CORPORATION ANNOUNCES INCREASE
                 IN EARNINGS PER SHARE AND GROSS REVENUE FOR THE
                        NINE MONTHS ENDED MARCH 31, 1998

         General Magnaplate Corporation (NASDAQ: GMCC), a world leader in the development and application of surface enhancement technology for the aerospace, food, pharmaceutical and industrial markets announces a 5.8% increase in gross revenue, from $8,268,922 last year to $8,750,590 this year. Total assets are up from $13,513,276 to $14,954,335; a 10.7% increase over the same period last year. Income before taxes is up only slightly due to lost production time at the California facility because of forced road closings during the month of February from El Nino. We have added new management at the Wisconsin plant and our new Canadian building will be fully operational by fiscal year end (June 30, 1998). Our "patent pending" process, Magnaplate CMPT(TM), is moving from the research and development stage to the production stage.

         Condensed Statement of Income - Nine Months Ended March 31

                                     1998                      1997

Gross Revenue                     $8,750,590                $8,268,922
Income Before Taxes                1,625,738                 1,624,549
Net Income                         1,023,038                 1,035,449
Earnings Per Share                $     0.21                $     0.20

Average Shares Outsanding          4,914,152                 5,141,300


         Condensed Statement of Income - Three Months Ended March 31

                                     1998                      1997

Gross Revenue                     $2,893,094                $2,878,685
Income Before Taxes                  471,567                   558,282
Net Income                           295,367                   346,682
Earnings Per Share                $     0.06                $     0.07

Average Shares Outstanding         4,911,994                 5,008,488