Form 10-K
period 1998-06-30
GENERAL MAGNAPLATE CORP
filed 1998-09-24
CIK 40687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1998           Commission file number: 0-2977

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant. (The market value is computed by reference to the price at which the stock was sold as of August 14, 1998): $9,410,878

The number of shares outstanding of each of the Registrant's classes of common stock, as of August 14, 1998: 4,918,794 one class Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report for year ended June 30, 1998, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1998 fiscal year, is incorporated by reference or in Parts I through IV.

(2) Proxy and Proxy Soliciting material for Annual Meeting to be held November 4, 1998, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1998 fiscal year, is incorporated by reference or in Parts I through IV.

PART I

Item 1. BUSINESS

         General Magnaplate Corporation (the "Registrant") is principally engaged in applying, through various proprietary and other processes, coatings which cannot chip, peel or rub off and which increase the hardness, corrosion resistance, wear resistance and/or lubricity of metal parts produced by its customers.

         The Registrant applies coatings to aluminum, steel, copper alloys, titanium, magnesium and other special alloys. Depending on the results sought, these coatings are more resistant to corrosion, more durable and have lower friction characteristics than the metals to which they are applied. The Registrant terms its coatings "Synergistic" because they apply several types of materials or metals to the base metal to form a composite coating which is then infused to become an integral part of the underlying metal. The composition and thickness of the coatings are controllable and thus can be varied according to the characteristics which the Registrant's customers need for the required end product. Because the coatings change the surface qualities of the base metal, they can permit the use, in some applications, of underlying metals which are less expensive, easier to shape or lighter than other metals or alloys with similar qualities.

         The Registrant's names for its main proprietary processes are: TUFRAM for aluminum, NEDOX for most metals, MAGNAPLATE HMF for most metals, MAGNAPLATE HCR for aluminum, CANADIZE for titanium, MAGNADIZE for magnesium, LECTROFLUOR for all metals, HI-T-LUBE a specialized dry film lubrication coating, PLASMADIZE, a composite coating for extreme wear application for most metals, MAGNAGOLD, an enhanced titanium nitride PVD coating for various metals and ultra-hard alloy steels to increase surface hardness, GOLDENEDGE, an ultra-hard, ultra-thin TiN PVD coating for blades and all sharp-edged tools, MAGNAPLATE HTR, for superior high temperature release on all metals, MAGNAGLIDE, a coating developed for the exclusive use by Black & Decker for its irons, and Magnaplate CMPT, a robotically controlled toolface production process. Each proprietary process consists of a number of variations that can be employed to meet customer requirements. The Registrant has obtained trademark coverage for fourteen of these proprietary processes in the United States and on most of them in certain foreign countries. Coatings using these and other proprietary processes have represented approximately 95% of the Registrant's total operating revenues for the fiscal year ended June 30, 1998.

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

         Financial information relating to foreign operations is as follows:

         The company has invested net assets of $933,080 in its Ajax, Ontario operation as of June 30, 1998.

         Foreign operations (principally Canada) constitutes 6.5%, 7.5% and 8.1% of total sales in the three years ending June 30, 1996, 1997 and 1998, respectively. Foreign operations constitute 1.7%, 3.5%, and 0% of pre-tax profits for the three years ended June 30, 1996, 1997 and 1998, respectively.

Marketing

         The Registrant markets its metal coating services through a staff of twenty four technical market support personnel, including six independent representatives operating from its facilities in New Jersey, Texas, Wisconsin, California and Canada. New customers also come to the Registrant through advertising, trade shows, seminars, our web site and editorial coverage in numerous trade journals and referrals from the Registrant's customers.

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

         For the fiscal year ended June 30, 1998, no one customer accounted for more than 10% of the total revenues of the Registrant.

Research and Development

         The metal coatings industry is characterized by rapid technological changes requiring the Registrant to make continuing expenditures for development of new coatings and the improvement of existing coatings in order to meet customer needs.

         During the fiscal year ended June 30, 1998, the Registrant spent an estimated $75,000 on unreimbursed research and development. Additional costs incurred were paid by customers requiring special coatings and treatments. All costs associated with the development of new processes and the maintenance and enhancement of existing processes are charged against income as incurred or borne by the customer in the form of contracts.

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

         The Registrant has an exclusive worldwide licensing agreement with Household Products, Inc. (Black & Decker) in connection with irons using the MAGNAGLIDE process technology and name.

         The contributions of the licensees amounted to 3% of the gross revenue of the Registrant and are expected to continue to rise.

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

Protection of Proprietary Information

         Several new patents have been filed on processes for surface treatments in the US and in key foreign nations. While management believes that its existing patents have had competitive merit, it does not believe that patent protection is essential to the ongoing operations of the Registrant due to the know-how it has developed over the past years.

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

Employees

         At June 30, 1998, the Registrant had 138 employees, of whom 18 were employed in marketing and sales operations, 22 in administration and 98 in production and quality assurance.

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

         On January 2, 1990 the Registrant acquired the operating assets of Dynasurf International, Inc., an Ontario, Canada based hard metal coatings specialist. The operations were incorporated under the name General Magnaplate Canada, Ltd., a wholly-owned subsidiary of Registrant. During the fiscal year ended June 30, 1998, the registrant acquired a modern 19,000 square foot facility located in Ajax, Ontario. The building's production area is a one story, high ceiling, steel and cinder block structure with an attached two story office area situated on approximately 3 acres. During the same fiscal year, the registrant completed a 2,000 square foot, one story steel and cinder block addition onto the existing structure. Title to this property is subject to an existing mortgage.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

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

         FISCAL PERIOD                              HIGH/LOW SALES PRICE
         -------------                              --------------------

             1998                                High              Low
             ----                                ----              ---

         1st Quarter*                            4 3/8             2 15/16
         2nd Quarter*                            8                 3 13/16
         3rd Quarter                             9 3/8             5 1/2
         4th Quarter                             7 7/8             4 3/4

            1997*                                High              Low
            -----                                ----              ---

         1st Quarter                             3 3/16            2 5/8
         2nd Quarter                             3 5/8             2 7/8
         3rd Quarter                             3 1/2             3 1/16
         4th Quarter                             3 7/16            2 15/16

Holders

       The approximate number of security holders of the Registrant's Common Stock as of June 30, 1998 was 548.

Dividends

         The Registrant has paid cash dividends on its Common Stock since 1977. Payments for the past five fiscal years are as follows:

                                                   To Holders of Record as of
Amount                        Date Paid            the Close of Business On
------                        ---------            ------------------------

$.05                       March 13, 1998            February 27, 1998
 .05*                      October 10, 1997          September 26, 1997
 .03*                      March 14, 1997            February 28, 1997
 .035*                     October 15, 1996          September 27, 1996
 .025*                     March 8, 1996             February 23, 1996
 .025*                     October 16, 1995          September 29, 1995
 .025*                     March 1, 1995             February 20, 1995
 .02*                      January 28, 1994          January 14, 1994
 .04*                      June 15, 1993             June 4, 1993

* Adjusted to reflect forward 2 for 1 stock split on December 16, 1997.

Item 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data with respect to the Consolidated Statements of Income of the Company for the five years ended June 30, 1998 and the Consolidated Balance Sheets of the Registrant as of the end of such years. The selected financial data for the five years are derived from financial statements for such years and as of such dates as examined by Mauriello, Franklin & LoBrace, independent auditors, including the Consolidated Financial Statements for the three years ended June 30, 1998 and the Consolidated Balance Sheets, as of June 30, 1998 and 1997 included elsewhere herein, and such data are qualified by reference to such financial statements and notes thereto. Data has been adjusted, as necessary, to reflect forward 2 for 1 stock split on December 16, 1997.

                                                                   Years Ended June 30,
                                    --------------------------------------------------------------------------------
                                        1998             1997             1996             1995              1994
                                    -----------      -----------       -----------      -----------       ----------
Selected Income Statement Data:

Gross Revenue                       $11,720,331      $11,453,658       $10,777,072      $10,048,857       $9,893,134

Income Before Taxes                   2,232,410        2,533,707         2,349,529        2,086,084        2,033,177
Net Income                            1,474,960        1,694,687         1,486,285        1,217,305        1,323,575
Earnings per Share                        $0.30            $0.33             $0.27            $0.21            $0.22
Dividends per Share                       $0.10           $0.065             $0.05           $0.025            $0.02

Shares Outstanding:
Weighted Average Shares               4,913,635        5,089,124         5,435,916        5,775,008        6,080,662
At Year End                           4,918,794        4,918,794         5,269,594        5,548,026        5,912,388

Selected Balance Sheet Data:
Total Assets                        $14,980,401      $13,513,276       $13,333,716      $12,923,076      $12,782,623
Working Capital                       5,547,405        5,295,362         5,668,941        5,358,460        4,907,254
Long-Term Debt                          412,800              -0-               -0-              -0-              -0-

Stockholders' Equity                 12,306,811       11,451,484        11,280,432       10,902,198       10,830,153
Stockholders' Equity per Share            $2.50            $2.33             $2.14            $1.96            $1.83

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

Financial Condition
Liquidity and Capital Resources
Three Years Ended 1998

         In the three-year period ended June 30, 1998, $7,685,638 net cash was provided by operating activities of which $3,816,083 net cash was used in investing activities and $2,937,514 net cash was used in financing activities, resulting in a increase in cash and cash equivalents of $932,041.

         The net cash provided by operating activities was principally from: net income of $4,655,932; depreciation and amortization of $1,849,970; accrued deferred compensation of $469,387; primarily reduced by the increase in accounts receivable of $123,909 and a decrease in Marketable Securities of $1,083,182.

         The net cash used in investing activities was principally from: additions to property, plant and equipment of $2,761,732; note receivable net of installment collections of $505,721; and net additions to cash surrender value-life insurance of $319,670.

         The net cash used in financing activities was principally from: the acquisition of treasury stock of $2,097,277; dividends paid of $1,100,585; and the payment of bank debt of $177,544.

         Working capital of $5,547,405 at June 30, 1998 increased by $188,945 or 3.5% during the three-year period and the working capital ratio increased to 7.0 to 1 from 5.5 to 1 at June 30, 1995.

         All references to stock give effect to the December 16, 1997 two for one forward stock split as if same had occurred prior. Stockholders' equity per share at June 30, 1998 increased 27% to $2.51 per share compared with $1.97 per share at June 30, 1995.

         Management believes that internal cash flow and/or income from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs and does not anticipate any material expenditures that will have a significant impact on future cash flows.

Results of Operations
Fiscal 1998 vs. 1997 vs. 1996

         Total revenue for 1998 of $11,720,331 represented an increase of $266,673 or 2.3% over 1997, while total revenue for 1997 was $11,453,658, an increase of $676,586 or 6.3% over 1996.

         The respective increases in total revenue for 1998 over 1997 were from: sales of $299,070 or 2.8%; investment and other income of $47,335 or 10.2%; and a decrease in royalty and licensee income of $79,732 or 18.8%.

         The respective net increase in total revenue for 1997 over 1996 was from: sales of $555,451 or 5.5%; royalty and license income of $128,662 or 43.7%; and a slight decrease in investment and other income of $7,527 or 1.6%.

         Sales  for  1998,  1997  and 1996  were  $10,863,372,  $10,564,302  and
$10,008,851, respectively, representing approximately 93%, 92% and 93% of total revenue in each respective year. During the current fiscal year we have increased property, plant and equipment by $1,653,940 with a national plant expansion and modernization program, as well as the addition of Plasmadize areas to all of our locations in preparation for significant increases in sales and production in the upcoming fiscal year.

         Royalty and license income was $343,581 in 1998, $423,313 in 1997, and $294,651 in 1996. The decrease in current year royalties is directly attributed to the decrease in royalties from our Japanese licensee and the impact the turmoil in the Asian market is having on their business. Royalties from our other licensees continue to increase.

         Total costs and expenses for 1998 of $9,487,921 represented an increase of $567,970 or 6.4% over 1997, while total costs and expenses for 1997 of $8,919,951 was an increase of $492,408 or 5.8% over 1996. As a percentage of total revenue, total costs and expenses were 80.9% in 1998, 77.9% in 1997 and 78.2% in 1996. The increase in total cost and expenses as a percentage of total revenue when compared to 1997, is primarily due to upgrades of production equipment at all of our facilities resulting in higher depreciation expense, increased production personal to accommodate greater sales volume, the associated costs of moving the Canadian facility to its new location and the write off of old production and computer equipment.

         The reduction of .3% in total costs and expenses as a percentage of total revenue in 1997 when compared to 1996, is primarily due to increased sales and stabilized costs.

         As the result of the above, income before corporate income taxes was $2,232,410 or 19.0% of total revenue in 1998, representing a decrease of $301,297 or 11.9% over 1997, while income before corporate income taxes was $2,533,707 or 22.1% of total revenue in 1997, an increase of $184,178 or 7.8% over 1996.

         Corporate income taxes and the effective tax rate were $757,450 and 33.9%, respectively, in 1998, $839,020 and 33.1% in 1997 and $863,244 and 36.7%
in 1996.

         Net income in 1998 of $1,474,960 or 12.6% of total revenue, represented a decrease of $219,727 or 12.3% over 1997. Net income in 1997 of $1,694,687 or 14.8% of total revenue, represented an increase of $208,402 or 14.0% when compared to 1996. The decrease in the current year is attributable to greater expenses and depreciation as a result of the expansion and equipment purchases to accommodate our planned growth for the future, and a higher effective corporate income tax rate versus 1997. The increase in 1997 compared with 1996 was primarily due to greater revenues, and a lower effective corporate income tax rate versus 1996.

           Earnings per share in 1998, 1997 and 1996 were $.30, $.33, and $.27, respectively. In the current year, 15,000 shares of GMCC stock were purchased and placed in treasury, 4,000 of these shares were subsequently issued as employee compensation and the remaining 11,000 shares are still being held in the treasury. During the same three-year period 629,232 shares of treasury stock were canceled and retired, resulting in weighted average shares outstanding of 4,913,635, 5,089,124 and 5,435,916 in 1998, 1997 and 1996, respectively.

         As detailed in Note 10 to the Consolidated Financial Statement the previous legal matter has been resolved. No new legal matters are expected.

         During the current fiscal year General Magnaplate Canada, Ltd. purchased and moved into a newer more modern facility located in Ajax, Ont. which will allow for increased production capabilities and further expansion of the Canadian Market.

         After  examining  the  year  2000  computer   issues,   management  has
determined that it will not have a material impact on its business, operations, or its financial position.

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


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 4, 1998, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1998 fiscal year.


Item 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 4, 1998, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1998 fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 4, 1998, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1998 fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on November 4, 1998, to be filed pursuant to Section 14 of the Securities and Exchange Act of 1934 within 120 days after the end of the Registrant's 1998 fiscal year.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report.

(1) Financial Statements: The following Consolidated Financial Statements of General Magnaplate Corporation and Report of Independent Auditors are incorporated by reference:

                  Consolidated Balance Sheet - June 30, 1998 and 1997

                  Consolidated Statement of Income - Fiscal Years Ended June 30, 1998, 1997 and 1996

                  Consolidated Statement of Shareholders' Equity - Three-Year Period Ended June 30, 1998

                  Consolidated Statement of Cash Flows - Fiscal Years Ended June 30, 1998, 1997 and 1996

                  Notes to  Consolidated  Financial  Statements

                  Report of Independent Auditors

                  Consent of Independent Auditors

(2) Financial Statement Schedules: The following financial statement schedule of General Magnaplate Corporation for the fiscal years ended June 30, 1998, 1997 and 1996 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of General Magnaplate Corporation.

         Schedule VIII Valuation and Qualifying Accounts

(3) Exhibits: The Exhibits listed below are immediately following the financial statement schedule and are filed as part of, or incorporated by reference into, this Report.

             Exhibit No.                       Description

                  1                         List of Subsidiaries

(b) Reports on Form 8-K: No reports were filed by the Company during the period ended June 30, 1998.

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

                         GENERAL MAGNAPLATE CORPORATION
                                  (Registrant)


By:                          /s/Charles P. Covino
                             --------------------
                                Charles P. Covino
                          Chairman, Board of Directors
            (Chief Executive Officer and Principal Financial Officer)

                               September 24, 1998
                               ------------------
                                      (Date)

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


                           /s/Candida C. Aversenti
                           -----------------------
                              Candida C. Aversenti
                             President and Director

                               September 24, 1998
                               ------------------
                                     (Date)


                         /s/Edward A. Partenope, Jr.
                         ---------------------------
                            Edward A. Partenope, Jr.
                                    Director

                                September 24, 1998
                               ------------------
                                    (Date)


                              /s/Susan E. Neri
                              ----------------
                                 Susan E. Neri
                            Assistant Vice President
                        and Principal Accounting Officer

                               September 24, 1998
                               ------------------
                                     (Date)


                         /s/Edmund V. Aversenti, Jr.
                         ---------------------------
                            Edmund V. Aversenti, Jr.
                     Vice President, Secretary and Director

                               September 24, 1998
                               ------------------
                                     (Date)

MAURIELLO, FRANKLIN & LOBRACE
          A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS

















                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FISCAL YEARS ENDED
                          JUNE 30, 1998, 1997, AND 1996

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                          PAGE
                                                                          ----

Independent Auditors' Report                                                1

Consolidated Financial Statements:
  Consolidated Balance Sheets                                             2-3
  Consolidated Statements of Stockholders' Equity                           4
  Consolidated Statements of Income                                         5
  Consolidated Statements of Cash Flows                                   6-7
  Notes to Consolidated Financial Statements                             8-16

Independent Auditors' Report on Supplementary Data                         17
Supplementary Data                                                         18

MAURIELLO, FRANKLIN & LOBRACE
          A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS

                            45 Springfield Avenue, Springfield, New Jersey 07081
                                     Telephone (973) 379-5400 Fax (973) 379-3696





                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
    General Magnaplate Corporation:

         We have audited the accompanying consolidated balance sheets of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of June 30, 1998 and June 30, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and Wholly-Owned Subsidiaries at June 30, 1998 and June 30, 1997 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                               /s/ Mauriello, Franklin & LoBrace
                                                   -----------------------------
                                                   Mauriello, Franklin & LoBrace




August 10, 1998

                             GENERAL MAGNAPLATE CORPORATION
                                          AND
                               WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1998 AND 1997





         ASSETS                                            1998            1997
         ------                                        -----------     -----------
Current assets:
  Cash and cash equivalents ......................     $ 1,301,317     $ 1,216,824
  Marketable securities (Note 1) .................       3,136,420       2,875,776
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $93,000 (June 30, 1997-$116,000) .............       1,326,070       1,426,471
  Inventories (Note 1) ...........................         355,285         303,088
  Prepaid expenses ...............................         190,817         170,806
  Other current assets ...........................         169,229         215,298
                                                       -----------     -----------

      Total current assets .......................     $ 6,479,138     $ 6,208,263

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...................       6,331,313       5,355,600

Cash surrender value of officers' life
  insurance ......................................         874,811         752,148

Note receivable-officer (Note 8) .................         490,686         532,449

Note receivable-related party partnership (Note 8)         195,000         235,000

Other assets (Note 3) ............................         609,453         429,816
                                                       -----------     -----------

    Total assets .................................     $14,980,401     $13,513,276
                                                       ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             GENERAL MAGNAPLATE CORPORATION
                                          AND
                               WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1998 AND 1997



LIABILITIES AND STOCKHOLDERS' EQUITY                         1998             1997
------------------------------------                    ------------      ------------
Current liabilities:
  Current maturity of long-term debt ..............     $     29,841      $       --
  Accounts payable ................................          434,915           196,179
  Accrued liabilities (Note 6) ....................          426,234           548,333
  Corporate income taxes payable ..................           40,743           168,389
                                                        ------------      ------------

    Total current liabilities .....................     $    931,733      $    912,901
                                                        ------------      ------------

Long-term liabilities:
  Rent security deposit ...........................     $      9,193      $      9,193
  Accrued deferred compensation (Note 7) ..........        1,319,864         1,139,698
  Long-term debt (Note 4) .........................          412,800              --
                                                        ------------      ------------

    Total long-term liabilities ...................     $  1,741,857      $  1,148,891
                                                        ------------      ------------

    Total liabilities .............................     $  2,673,590      $  2,061,792
                                                        ------------      ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued--4,918,794 shares of which 11,000 shares
     are held as treasury stock ...................     $    223,180      $    223,180
  Retained earnings ...............................       12,338,744        11,365,263
  Foreign currency translation adjustment (Note 1)          (189,388)         (136,959)
                                                        ------------      ------------

                                                        $ 12,372,536      $ 11,451,484
  Less--cost of 11,000 shares of treasury stock ...          (65,725)             --
                                                        ------------      ------------

     Total stockholders' equity ...................     $ 12,306,811      $ 11,451,484
                                                        ------------      ------------

    Total liabilities and stockholders' equity ....     $ 14,980,401      $ 13,513,276
                                                        ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996



                                             1998            1997            1996
                                         -----------     -----------     -----------
Gross revenue:
  Sales ............................     $10,863,372     $10,564,302     $10,008,851
  Royalty and license income .......         343,581         423,313         294,651
  Investment and other
    income, net (Note 1) ...........         513,378         466,043         473,570
                                         -----------     -----------     -----------

                                         $11,720,331     $11,453,658     $10,777,072
                                         -----------     -----------     -----------

Costs and expenses:
  Cost of sales ....................     $ 4,719,897     $ 4,418,248     $ 4,083,037
  Selling and administration .......       4,061,832       3,900,080       3,737,594
  Depreciation and amortization ....         648,121         601,389         600,460
  Interest .........................          58,071             234           6,452
                                         -----------     -----------     -----------

                                         $ 9,487,921     $ 8,919,951     $ 8,427,543
                                         -----------     -----------     -----------

Income before corporate income taxes     $ 2,232,410     $ 2,533,707     $ 2,349,529

Corporate income taxes
  (Notes 1 and 5) ..................         757,450         839,020         863,244
                                         -----------     -----------     -----------

Net income .........................     $ 1,474,960     $ 1,694,687     $ 1,486,285
                                         ===========     ===========     ===========

Earnings per share (Note 1) ........     $       .30     $       .33     $       .27
                                         ===========     ===========     ===========

Weighted average shares
  outstanding (Note 1) .............       4,913,635       5,089,124       5,435,916
                                         ===========     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 GENERAL MAGNAPLATE CORPORATION
                                                               AND
                                                    WHOLLY-OWNED SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                                                               Foreign
                                                                                               Currency
                                                     Common             Retained               Translation          Treasury
                                                     Stock              Earnings               Adjustment             Stock
                                                   ----------          -----------             ----------          -----------
Balance, July 1, 1995                              $ 223,180           $10,798,949             $ (119,931)         $       -0-
  Net income for year ended
    June 30, 1996                                         -0-            1,486,285                     -0-
  Dividends paid ($.05 per share)                         -0-             (273,402)                    -0-
  Acquisition and retirement of
      278,432 shares of treasury stock                    -0-             (833,243)                    -0-
  Foreign currency translation
    adjustment                                            -0-                   -0-                (1,406)
                                                   ----------          -----------             ----------          -----------

Balance, June 30, 1996                             $ 223,180           $11,178,589              $(121,337)         $       -0-

  Net income for year ended
    June 30, 1997                                         -0-            1,694,687                     -0-                 -0-
  Dividends paid ($.065 per share)                        -0-             (335,604)                    -0-
  Acquisition and retirement of
    350,800 shares of treasury stock                      -0-           (1,172,409)                    -0-
  Foreign currency translation adjustment                 -0-                   -0-               (15,622)
                                                   ----------          -----------             ----------          -----------

Balance, June 30, 1997                             $ 223,180           $11,365,263              $(136,959)         $       -0-

  Net income for year ended
      June 30, 1998                                       -0-            1,474,960                     -0-
  Dividends paid ($.10 per share)                         -0-             (491,579)                    -0-
  Acquisition of 15,000 shares
    of treasury stock                                                                                              $  (91,625)
  Issuance of 4,000 shares of treasury
   stock as employee compensation                                           (9,900)                                    25,900
  Foreign currency translation
    adjustment                                            -0-                   -0-               (52,429)
                                                   ----------          -----------             ----------          ----------

Balance, June 30, 1998                             $  223,180          $12,338,744             $ (189,388)         $  (65,725)
                                                   ==========          ===========             ==========          ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         GENERAL MAGNAPLATE CORPORATION
                                                      AND
                                           WHOLLY-OWNED SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                                     1998             1997             1996
                                                                 -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................     $ 1,474,960      $ 1,694,687      $ 1,486,285
                                                                 -----------      -----------      -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization ..........................     $   648,121      $   601,389      $   600,460

    Provision for losses on accounts receivable ............          21,956           14,374           90,463
    Realized and unrealized gains from marketable securities         (29,183)         (31,915)         (29,746)
    Loss on disposal of property and equipment .............          42,948             --               --
    Deferred taxes .........................................         (52,443)         (47,966)         (36,959)

    Deferred compensation ..................................         152,216          149,340          167,831
    Foreign currency translation adjustment ................         (52,429)         (15,622)          (1,406)
    Change in operating assets and liabilities:
     Marketable securities .................................        (231,461)       1,348,560          (33,917)
     Accounts receivable ...................................          78,445         (186,000)         (16,354)
     Inventories ...........................................         (52,197)         (30,015)          (1,555)

     Other current assets ..................................          13,339          (13,979)          46,330
     Accounts payable and accrued liabilities ..............         116,637         (252,504)         159,063
     Corporate income taxes ................................        (125,358)          63,400          (61,473)

     Rent security deposit .................................            --              1,316             --
                                                                 -----------      -----------      -----------
         Total adjustments .................................     $   530,591      $ 1,600,378      $   882,737
                                                                 -----------      -----------      -----------
    Net cash provided by operating activities ..............     $ 2,005,551      $ 3,295,065      $ 2,369,022
                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable-officer ..................................     $      --        $  (550,000)     $      --
  Collection-note receivable-related party partnership .....          40,000             --               --
  Installment collections-note receivable-officer ..........          39,274            5,005             --
  Additions to property, plant, and equipment ..............      (1,653,940)        (506,565)        (601,227)
  Additions to deferred compensation contracts .............         (43,751)         (47,160)         (54,011)
  Additions to patents and trademarks ......................         (50,666)         (64,092)          (9,280)

  Additions to cash surrender  value-life insurance ........        (122,663)         (87,986)        (109,021)
                                                                 -----------      -----------      -----------
    Net cash used in investing activities ..................     $(1,791,746)     $(1,250,798)     $  (773,539)
                                                                 -----------      -----------      -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED JUNE 30, 1998, 1997, AND 1996



                                                      1998            1997            1996
                                                 -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage financing costs paid ............     $    (4,749)     $      --        $      --
  Proceeds from long-term debt .............         457,925             --               --
  Principal payments on long-term debt .....         (15,284)            --               --
  Issuance of treasury stock to employees ..          16,000             --               --
  Payment of bank debt .....................            --               --           (177,544)
  Acquisition of treasury stock ............         (91,625)      (1,172,409)        (833,243)
  Dividends paid ...........................        (491,579)        (335,604)        (273,402)
                                                 -----------      -----------      -----------

    Net cash used in financing activities ..     $  (129,312)     $(1,508,013)     $(1,284,189)
                                                 -----------      -----------      -----------

Increase in cash and cash equivalents ......     $    84,493      $   536,254      $   311,294
Cash and cash equivalents, beginning of year       1,216,824          680,570          369,276
                                                 -----------      -----------      -----------
Cash and cash equivalents, end of year .....     $ 1,301,317      $ 1,216,824      $   680,570
                                                 ===========      ===========      ===========

Supplementary cash flow data:
  Interest paid ............................     $    58,071      $       234      $     6,452
  Income taxes paid ........................     $   935,251      $   823,586      $   924,717


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

Nature of Business

         The Company is in one line of business. It provides synergistic coatings and other related services to commercial customers' products from five plants located in the United States and Canada. Included in the Company's consolidated balance sheet at June 30, 1998 are $1,336,000 of net assets of the Canadian operation.

Marketable Securities

         All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Net unrealized holding gains (losses) on trading securities of $29,183, $31,915, and $(378) were reported for the years 1998, 1997, and 1996, respectively. Market value exceeded cost by $60,719 and $31,915 at June 30, 1998 and 1997 respectively.

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

Company Earnings Per Share

         Earnings per share of common stock have been computed based on the weighted average number of shares outstanding during the reporting periods.

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

Reclassifications

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment

Property, plant and equipment are as follows:

                                                            June 30,
                                                --------------------------------
                                                     1998                1997
                                                ------------      --------------
Land ...................................        $  1,030,025      $      805,350
Buildings ..............................           3,677,341           3,366,208
Building improvements ..................           3,670,396           3,450,824
Factory machinery ......................           3,995,672           4,828,457
Office equipment .......................             674,261             911,058
Transportation equipment ...............             309,251             271,018
                                                 -----------         -----------

Total ..................................         $13,356,946         $13,632,915
Less--accumulated depreciation .........           7,025,633           8,277,315
                                                 -----------         -----------

Net ....................................         $ 6,331,313         $ 5,355,600
                                                 ===========         ===========

Note 3--Other Assets

         Other assets are as follows:

                                                                 June 30,
                                                     ------------------------------
                                                          1998              1997
                                                     ------------      ------------
Patents and trademarks, at cost, net of
     accumulated  amortization of $113,241
     and $100,481 ...............................    $    120,925      $     83,018
Deferred income taxes ...........................         298,463           233,100
   Deferred compensation contracts ..............         185,398           113,698
   Mortgage financing costs .....................           4,667                -0-
                                                     ------------      ------------
                                                     $    609,453      $    429,816
                                                     ============      ============

Note 4--Long-Term Debt

         The Company is indebted to Business Development Bank of Canada for $457,925 borrowed March 31, 1998 and payable in equal monthly principal installments of $2,571 together with interest of 7.6% per annum commencing June 23, 1998 with the final payment due April 23, 2013. The note is secured by a first mortgage on real estate owned in Ajax, Ontario.

         Current maturities of the debt for the five years ended June 30, 2003 are as follows: 1999 - $29,841; 2000 - $29,841; 2001 - $29,841; 2002 - $29,841;
and 2003 - $29,841.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5--Corporate Income Taxes

Components of corporate income tax expense are as follows:

                                              Years Ended June 30,
                                -----------------------------------------------
                                  1998                1997                1996
                                ---------          ---------          ---------
Current:
  Federal .............         $ 700,469          $ 770,806          $ 730,220
  State ...............           109,424            116,180            169,983
  Foreign .............               -0-                -0-                -0-
                                ---------          ---------          ---------
                                $ 809,893          $ 886,986          $ 900,203
                                ---------          ---------          ---------
Deferred:
  Federal .............         $ (39,842)         $ (36,992)         $ (14,182)
  State ...............           (12,601)           (10,974)           (22,777)
  Foreign .............               -0-                -0-                -0-
                                ---------          ---------          ---------
                                $ (52,443)         $ (47,966)         $ (36,959)
                                ---------          ---------          ---------

Total .................         $ 757,450          $ 839,020          $ 863,244
                                =========          =========          =========

         A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax is as follows:

                                                            Years Ended June 30,
                                                 -----------------------------------------
                                                    1998            1997            1996
                                                 ---------       ---------       ---------
Based on U.S. statutory federal tax
  rate of 34% ..............................     $ 759,019       $ 846,840       $ 798,840
Increase (decrease) in taxes resulting from:
  State taxes, net of federal tax benefit ..        66,903          69,436          97,486

  Foreign loss (income) ....................        13,472         (30,472)        (13,348)
  Other ....................................        (3,578)         (1,806)         (7,714)

  Realized investment losses (income) ......       (29,000)        (13,951)         15,180
  Non-taxable income .......................       (49,366)        (31,027)        (27,200)
                                                 ---------       ---------       ---------

         Total .............................     $ 757,450       $ 839,020       $ 863,244
                                                 =========       =========       =========

Effective tax rate .........................          33.9%           33.1%           36.7%

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5--Corporate Income Taxes (Continued)

         The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of approximately U.S. $80,000 to reduce future Canadian taxable income. These carryforwards principally expire in 2002 and 2003. A deferred tax asset of $38,000 has been provided subject to a 100% valuation allowance since it is not likely that the loss carryforwards will be utilized prior to their expiration.

         Components of deferred tax assets (liabilities) are as follows:

                                                              June 30,
                                                     --------------------------
                                                        1998             1997
                                                     ----------       ---------
                 Operating loss carryforwards        $  43,900        $  39,100
                 Deferred compensation                 546,550          481,000
                 Bad debts and vacation pay             38,380           51,300
                 Investment loss carryforwards               0            3,400
                 Accelerated depreciation             (186,450)        (247,900)
                 Unrealized investment income          (17,737)               0
                                                     ----------       ---------
                                                     $ 424,643        $ 326,900
                 Valuation allowance                    87,800           42,500
                                                     ---------        ---------

                                                     $ 336,843        $ 284,400
                                                     =========        =========
                 Reported as:
                  Other current assets              $   38,380        $  51,300
                  Other assets                         298,463          233,100
                                                    ----------        ---------
                                                    $  336,843        $ 284,400
                                                    =========         =========

Note 6--Accrued Liabilities

         Accrued liabilities are as follows:

                                                         June 30,
                                                 -----------------------
                                                    1998          1997
                                                 ---------    ----------
Compensation ................................    $ 347,184     $ 435,256
Payroll, sales, and property taxes ..........       29,168        61,718
401-k plan contribution .....................       20,040        19,954
Environmental and other costs ...............       29,842        31,405
                                                 ---------    ----------

                                                 $ 426,234    $  548,333
                                                 =========    ==========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. There were no significant changes in the plan in the current year. Total expense under the plan was $45,356 in 1998, $39,791 in 1997 and $24,677 in 1996.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of sales, pre-tax income and royalty income. Total expense under these plans was $520,465 in 1998, $594,397 in 1997 and $511,233 in 1996.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the present value of its obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $152,216 in 1998, $149,340 in 1997 and $167,487 in 1996.

Note 8--Related Party Transactions

         The Company engaged in the following
related party transactions:
                                                    Year Ended June 30,
                                             ---------------------------------
                                               1998         1997         1996
                                             -------      -------      -------

Was charged computer consulting services
by an outside director of the Company;       $56,369      $52,686      $42,586

Accrued interest income on an
installment note receivable of $235,000
due from a limited partnership
controlled by a stockholder of the
Company and secured by a deed of trust
on the Texas real estate. The note bears
interest of 6.83% per annum collectible
annually for three years. Thereafter the
note shall be collected in (5) equal
annual principal installments of $47,000
plus interest of 6.83% per annum
commencing July 1, 1999 with the final
amount due July 1, 2003. The partnership
prepaid a principal payment of $40,000
on June 30, 1998;                            $16,050      $16,050      $16,050

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions (Continued)
                                                    Year Ended June 30,
                                             ---------------------------------
                                               1998         1997         1996
                                             -------      -------      -------
Charged interest income on a mortgage
note receivable of $550,000 from its
chief executive officer on December 16,
1996. The note is being repaid in (34)
equal monthly installments of $3,814
which includes interest of 6.16% per
annum commencing February 1, 1997 with
the final balloon payment of $512,124
due December 16, 1999. The receivable
balance at June 30, 1998 was $505,721
and is secured by a real estate first
mortgage.                                    $32,707       $14,066       $   -0-


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

Accrued   Deferred   Compensation  and  Long-Term   Debt--The   carrying  amount
approximates fair value because such liability is being valued based on current market values.

Note 10--Commitments and Contingencies

Litigation

         In April, 1991, a claim was served on the Canadian subsidiary, General Magnaplate Canada, Ltd., by Dynasurf International, Inc. for $170,000 representing the unpaid contract liability for the net assets acquired by the Canadian subsidiary from the sellers, Carrigan Industries, Ltd. and Dynasurf International, Inc. on January 2, 1990. Further, a shareholder of Dynasurf International, Inc. also filed a claim for breach of oral contract of employment for $119,000. The Subsidiary filed a counterclaim for environmental and other costs incurred which resulted from the seller not resolving certain environmental issues warranted in the contract of purchase.

         The Company reached an out of court agreement with the plaintiffs on September 9, 1996 wherein the plaintiffs were collectively paid the sum of $65,000 in full settlement of their claim. Such settlement did not have an adverse effect on the Company's financial statements.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10--Commitments and Contingencies (Continued)

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

Lease Commitment

         The Company leases warehouse space in its New Jersey facility to a tenant under an operating lease expiring December 31, 1999. Minimum future rentals to be received on the lease as of June 30, 1998 are as follows: 1998-99
- $118,443; and 1999-00 - $60,844.

Note 11--Advertising

         The Company expenses the cost of advertising as incurred, except for direct-response advertising comprised of magazine ads and sales brochures which are capitalized and amortized over their expected period of future benefit.

         Advertising materials of $-0- and $48,401 were reported as assets at June 30, 1998 and 1997 respectively. Advertising expense was reported as of $332,000, $335,000, and $334,000 for 1998, 1997, and 1996, respectively.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12--Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the years ended June 30, 1998 and 1997 is as follows:

Year Ended June 30, 1998:
                                                                 Quarter Ended
                                          -------------------------------------------------------
                                            Sept. 30       Dec. 31        March 31       June 30
                                          ----------     ----------     ----------     ----------
Gross revenue ........................    $2,895,501     $2,961,995     $2,893,094     $2,969,741
Gross profit .........................     1,504,646      1,580,004      1,449,062      1,609,763
Net income ...........................       345,013        382,658        295,367        451,922

Earnings per share ...................    $      .07     $      .08     $      .06     $      .09

Year Ended June 30, 1997:

                                                                 Quarter Ended
                                          -------------------------------------------------------
                                            Sept. 30       Dec. 31        March 31       June 30
                                          ----------     ----------     ----------     ----------
Gross revenue ........................    $2,601,018     $2,789,219     $2,878,685     $3,184,736
Gross profit .........................     1,375,587      1,514,436      1,547,979      1,708,052
Net income ...........................       299,837        388,930        346,682        659,238

Earnings per share ...................    $      .06     $      .07     $      .07     $      .13

MAURIELLO, FRANKLIN & LoBRACE
           A Professional Corporation
          Certified Public Accountants






               INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY DATA



     Our audits of the financial statements of General Magnaplate Corporation and Wholly-Owned Subsidiaries for the years ended June 30, 1998, 1997, and 1996 were intended primarily for the purpose of formulating an opinion on the basic financial statements taken as a whole. The supplementary data presented on page 18 has been taken primarily from accounting and other records of the company and is not, in our opinion, necessary for fair presentation of its financial position, results of operations, or cash flows. Such information has not been subjected to tests and other auditing procedures sufficient to enable us to express an opinion as to the fairness of all the details included therein and, accordingly, we do not express an opinion on the supplementary information.



                                               /s/ Mauriello, Franklin & LoBrace
                                                   -----------------------------
                                                   Mauriello, Franklin & LoBrace




August 10, 1998

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES


Schedule VIII--Valuation and Qualifying Accounts

  Column A                                      Column B               Column C             Column D                Column E
  --------                                      ----------             ----------           ----------              --------

                                                Balance At             Charged To                                   Balance At
                                                Beginning              Costs and                (A)                  End Of
  Classification                                 Of Year               Expenses              Deductions               Year
  --------------                                 -------               --------              ----------               ----
Year ended June 30, 1998:

    Allowance for doubtful accounts             $116,000               $ 21,956               $ 44,956              $  93,000
    Accumulated amortization:
       Patents                                   100,481                 12,760                     --                113,241

Year ended June 30, 1997:

    Allowance for doubtful accounts             $137,000               $ 14,375               $ 35,375              $ 116,000
    Accumulated amortization:
      Patents                                     82,388                 18,039                     --                100,481

Year ended June 30, 1996:

    Allowance for doubtful accounts             $106,000               $ 90,463               $ 59,463              $ 137,000
    Accumulated amortization:
       Patents                                    79,715                  2,673                     --                 82,388


(A) Write-offs, net of recoveries

MAURIELLO, FRANKLIN & LoBRACE
   A Professional Corporation       45 Springfield Avenue, Springfield, NJ 07081
   Certified Public Accountants               (973) 379-5400, FAX (973) 379-3696




                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of General Magnaplate Corporation and Wholly-Owned Subsidiaries of our report dated August 10, 1998, included in the 1997 Annual Report to Shareholders of General Magnaplate Corporation and Wholly-Owned Subsidiaries.

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




                                        /s/ MAURIELLO, FRANKLIN, & LoBRACE, P.C.
                                            ------------------------------------
                                            MAURIELLO, FRANKLIN, & LoBRACE, P.C.


Springfield, New Jersey
August 11, 1998

                                    EXHIBIT 1


SUBSIDIARIES OF GENERAL MAGNAPLATE CORPORATION

General Magnaplate Texas, Inc.
801 Avenue G East
Arlington, Texas 76011

General Magnaplate California
2707 Palma Drive
Ventura, California 93003

General Magnaplate Wisconsin, Inc.
2924 Rapids Drive
Racine, Wisconsin 53404

General Magnaplate Canada, Ltd.
72 Orchard Road
Ajax, Ontario Canada L1S 6L1

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

Candida Realty Co., Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty of Texas, Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty California
1331 U.S. Route 1
Linden, New Jersey 07036

Candida Realty Wisconsin, Inc.
1331 U.S. Route 1
Linden, New Jersey 07036

                                   EXHIBIT 2
[GRAPHIC COMPANY LOGO]
magnaplate news

  Dedicated to the Future Needs of Mankind
       Through Surface Enhancement
-----------------------------

                                                      1331 U.S. Route #1
                                                      Linden, New Jersey 07036
                                                      908.862.6200
FOR IMMEDIATE RELEASE                                 Fax: 908.862.6110
Linden, New Jersey     August 27, 1998                http://www.magnaplate.com
                                                      e-mail:info@magnaplate.com
  NASDAQ - GMCC


                       GENERAL MAGNAPLATE REPORTS EARNINGS
                             AND ANNOUNCES DIVIDEND
                                  YEAR-END 1998

            General Magnaplate Corporation, the world's leader in surface enhancement coatings and treatments that increase performance and durability of all metal and/or plastic, for a wide spectrum of products, announces a dividend of $0.05 per share to stockholders of record September 25, 1998, and payable October 9, 1998. Expansion of all five US plants, plus the recent completion of a new four-times larger Canadian plant during this fiscal year, will enable processing of large composite mold tools on-site. Specific target industries are aircraft and transportation, where lighter materials impact fuel and payload profitability, for those modes of transportation. More details later.

               Condensed Statement of Income - Years Ended June 30

                                       1998                             1997
                                   -----------                      -----------

Gross Revenue                      $11,720,331                      $11,453,658
Income Before Taxes                  2,232,410                        2,533,707
Net Income                           1,474,960                        1,694,687
Net Income Per Share                     $0.30                            $0.33
Average Shares Outstanding           4,913,635                        5,089,124


           Condensed Statement of Income - Three Months Ended June 30

                                       1998                             1997
                                   -----------                      -----------

Gross Revenue                      $ 2,969,741                      $ 3,184,736
Income Before Taxes                    606,672                          909,158
Net Income                             451,922                          659,238
Net Income Per Share                     $0.09                            $0.13
Average Shares Outstanding           4,912,080                        4,932,024