Form 10-Q
period 1998-09-30
GENERAL MAGNAPLATE CORP
filed 1998-11-12
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                             Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1998 :

       Common Stock, No Par Value                             4,918,794
       --------------------------                         ------------------
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - Although the Company may from time to time be involved in routine litigation incidental to its business, none of these actions are expected, individually or in the aggregate, to have a material adverse impact upon the company or its results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER  INFORMATION  - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibit 27 - Financial Data Schedule
                  (b) None

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               THREE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Accountants' Review Report

Consolidated Financial Statements:
 Consolidated Balance Sheets
 Consolidated Statements of Income
 Consolidated Statements of Comprehensive Income
 Consolidated Statement of Changes in Stockholders' Equity
 Consolidated Statements of Cash Flows
 Notes to Consolidated Financial Statements

Supplementary Information

MAURIELLO, FRANKLIN & LOBRACE
            A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                            45 Springfield Avenue, Springfield, New Jersey 07081
                                     Telephone (973) 379-5400 FAX (973) 379-3696


                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of September 30, 1998 and the related consolidated statement of changes in stockholders' equity for the three months ended September 30, 1998 and the related consolidated statements of income, comprehensive income, and cash flows for the three months ended September 30, 1998 and 1997. These financial statements are the responsibility of the management of General Magnaplate Corporation.

         We conducted our review in accordance with standards established by the American Institution of Certified Public Accountants. A review of interim financial statements consists primarily of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the three months ended September 30, 1998 and 1997 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1998 was audited by us, and we expressed an unqualified opinion on it in our report dated August 10, 1998. We have not performed any auditing procedures on the balance sheet since August 10, 1998.


                                               /s/ Mauriello, Franklin & LoBrace
                                               ---------------------------------
                                                   Mauriello, Franklin & LoBrace

October 27, 1998

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                     September 30,     June 30,
         ASSETS                                           1998           1998
         ------                                      ------------    -----------
Current assets:
  Cash and cash equivalents ......................    $ 1,134,370    $ 1,301,317
  Marketable securities (Note 1) .................      2,901,793      3,136,420
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $102,000 (June 30, 1998-$93,000) .............      1,416,828      1,326,070
  Inventories (Note 1) ...........................        354,142        355,285
  Prepaid expenses ...............................        181,490        190,817
  Other current assets ...........................        128,967        169,229
                                                      -----------    -----------

      Total current assets .......................    $ 6,117,590    $ 6,479,138

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...................      6,251,573      6,331,313

Cash surrender value of officers' life
  insurance ......................................        899,811        874,811

Note receivable-officer (Note 8) .................        486,781        490,686

Note receivable-related party partnership (Note 8)        195,000        195,000

Other assets (Note 3) ............................        614,382        609,453
                                                      -----------    -----------

    Total assets .................................    $14,565,137    $14,980,401
                                                      ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS


                                                              September 30,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1998             1998
------------------------------------                          ------------     ------------
Current liabilities:
  Current maturity of long-term debt .....................    $     28,593     $     29,841
  Accounts payable .......................................         176,056          434,915
  Accrued liabilities (Note 6) ...........................         281,622          426,234
  Corporate income taxes payable .........................         114,498           40,743
  Dividends payable ......................................         243,540              -0-
                                                              ------------     ------------

    Total current liabilities ............................    $    844,309     $    931,733
                                                              ------------     ------------

Long-term liabilities:
  Rent security deposit ..................................    $      9,193     $      9,193
  Accrued deferred compensation (Note 7) .................       1,343,669        1,319,864
  Long-term debt (Note 4) ................................         388,383          412,800
                                                              ------------     ------------

    Total long-term liabilities ..........................    $  1,741,245     $  1,741,857
                                                              ------------     ------------

    Total liabilities ....................................    $  2,585,554     $  2,673,590
                                                              ------------     ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--5,000,000 shares
    Issued--4,918,794 shares of which 56,000 and 11,000
     shares are held as treasury stock respectively ......    $    223,180     $    223,180
  Retained earnings ......................................      12,270,159       12,338,744
  Accumulated other comprehensive income (loss) (Note 1) .        (218,858)        (189,388)
                                                              ------------     ------------

                                                              $ 12,274,481     $ 12,372,536
  Less--cost of 56,000 and 11,000 shares of treasury stock        (294,898)         (65,725)
                                                              ------------     ------------

     Total stockholders' equity ..........................    $ 11,979,583     $ 12,306,811
                                                              ------------     ------------

    Total liabilities and stockholders' equity ...........    $ 14,565,137     $ 14,980,401
                                                              ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME
                       THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                 1998                1997
                                                             -----------         -----------
Gross revenue:
  Sales .............................................        $ 2,623,234         $ 2,680,860
Royalty income ......................................             52,042              56,172
  Investment and other income (loss) ................            (18,484)            158,469
                                                             -----------         -----------
                                                             $ 2,656,792         $ 2,895,501
                                                             -----------         -----------

Costs and expenses:
  Cost of sales .....................................        $ 1,295,458         $ 1,176,214
  Selling and administration ........................            904,381           1,021,208
  Depreciation and amortization .....................            172,570             153,466
  Interest ..........................................              8,328                 -0-
                                                             -----------         -----------
                                                             $ 2,380,737         $ 2,350,888
                                                             -----------         -----------

Income before corporate income taxes ................        $   276,055         $   544,613

Corporate income taxes (Notes 1 and 5) ..............            101,100             199,600
                                                             -----------         -----------

Net income ..........................................        $   174,955         $   345,013
                                                             ===========         ===========


Earnings per share (Note 1) .........................        $       .04         $       .07
                                                             ===========         ===========

Weighted average shares outstanding .................          4,873,316           4,918,794
                                                             ===========         ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                                   1998              1997
                                                                ---------         ---------

Net income .............................................        $ 174,955         $ 345,013

Other comprehensive income, net of tax:
  Foreign exchange translation adjustment ..............          (29,470)           (1,691)
                                                                ---------         ---------

Comprehensive income ...................................        $ 145,485         $ 343,322
                                                                =========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             GENERAL MAGNAPLATE CORPORATION
                                                          AND
                                               WHOLLY-OWNED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         THREE MONTHS ENDED SEPTEMBER 30, 1998




                                                                                       Accumulated
                                                                                           Other            Cost of
                                                      Common          Retained        Comprehensive         Treasury
                                                       Stock          Earnings        Income (Loss)          Stock
                                                     --------        -----------        ---------          ---------
Balance, July 1, 1998                                $223,180        $12,338,744        $(189,388)         $  (65,725)

Net income for three months
  September 30, 1998                                                     174,955

Dividend declared ($.05 per share)                                      (243,540)

Acquisition of 45,000 shares of
  treasury stock                                                                                             (229,173)

Foreign exchange translation adjustment                                                   (29,470)
                                                     --------        -----------        ---------           ---------
Balance, September 30, 1998                          $223,180        $12,270,159        $(218,858)          $(294,898)
                                                     ========        ===========        =========           =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      GENERAL MAGNAPLATE CORPORATION
                                                    AND
                                         WHOLLY-OWNED SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                1998              1997
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................      $   174,955       $   345,013
                                                                            -----------       -----------
  Adjustments to reconcile net income to net cash provided
     by  operating activities:
      Depreciation and amortization ..................................      $   172,570       $   153,466
      Reserve for unrealized gain (loss) .............................          193,653           (57,891)
      Deferred tax credits ...........................................          (24,400)          (16,000)
      Allowance for doubtful accounts ................................           13,627            13,800
      Accrued deferred compensation ..................................           37,962            44,287
      Foreign exchange translation adjustment ........................          (29,470)           (1,691)
      Increase  (decrease) in cash  resulting from changes in
         current assets and liabilities:
         Marketable securities .......................................           40,974          (186,461)
         Accounts receivable .........................................         (104,385)           11,113
         Inventories .................................................            1,143                 0
         Prepaid and other current assets ............................           61,642            72,788
         Accounts payable and accrued  liabilities ...................         (403,473)          (86,088)
         Corporate income taxes payable ..............................           73,755           136,770
                                                                            -----------       -----------
               Total adjustments .....................................      $    33,598       $    84,093
                                                                            -----------       -----------

    Net cash provided by  operating activities .......................      $   208,553       $   429,106
                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment, net ...................      $   (88,908)      $  (226,519)
  Additions to patents and trademarks ................................          (10,426)           (5,343)
  Additions to deferred compensation contracts .......................                0           (17,288)
  Collection of note receivable-officer ..............................            3,672             3,064
  Increase in cash surrender value-officers' life insurance ..........          (25,000)          (23,316)
                                                                            -----------       -----------

    Net cash used in investing activities ............................      $  (120,662)      $  (269,402)
                                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments - long-term debt ................................      $   (25,665)      $         0
   Acquisition of treasury stock .....................................         (229,173)                0
                                                                            -----------       -----------

     Net cash used in financing activities ...........................      $  (254,838)      $        0
                                                                            -----------       ----------

INCREASE  IN CASH (Note 11) ..........................................      $  (166,947)      $   159,704
  Cash and cash equivalents,  beginning of period ....................        1,301,317         1,216,824
                                                                            -----------       -----------
  Cash and cash equivalents,  end of period ..........................      $ 1,134,370       $ 1,376,528
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

         Marketable Securities

         All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Net unrealized holding gains (losses) on trading securities of ($193,653) and $57,891 were reported in 1998 and 1997, respectively. Cost exceeded market value by $97,060 at September 30, 1998. Market value exceeded cost by $60,719 at June 30, 1998.

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

Foreign Currency Translation Adjustment

         Assets and liabilities of the subsidiary operating in Canada are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the Accumulated Other Comprehensive Income (Loss) component of shareholders' equity, while gains and losses resulting from foreign currency transactions are generally included in income.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment

Property, plant and equipment are as follows:

                                                  September 30,        June 30,
                                                      1998               1998
                                                  -----------        -----------
Land .....................................        $ 1,020,627        $ 1,030,025
Buildings ................................          3,664,326          3,677,341
Building improvements ....................          3,720,985          3,670,396
Factory machinery ........................          4,039,203          3,995,672
Office equipment .........................            686,599            674,261
Transportation equipment .................            308,710            309,251
                                                  -----------        -----------

Total ....................................        $13,440,450        $13,356,946
Less--accumulated depreciation ...........          7,188,877          7,025,633
                                                  -----------        -----------

Net ......................................        $ 6,251,573        $ 6,331,313
                                                  ===========        ===========

Note 3--Other Assets

         Other assets are as follows:
                                                   September 30,   June 30,
                                                        1998        1998
                                                      --------    --------

Patents and trademarks, at cost, net of
     accumulated  amortization of $117,163
     and $113,241 ..............................      $127,429    $120,925
Deferred income taxes ..........................       311,243     298,463
Deferred compensation contracts ................       171,238     185,398
Mortgage financing costs .......................         4,472       4,667
                                                      --------    --------

                                                      $614,382    $609,453
                                                      ========    ========

Note 4--Long-Term Debt

         The Company is indebted to Business Development Bank of Canada for $457,925 borrowed March 31, 1998 and payable in equal monthly principal installments of $2,487 together with interest of 7.6% per annum commencing June 23, 1998 with the final payment due April 23, 2013. The note is secured by a first mortgage on real estate owned in Ajax, Ontario.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5--Corporate Income Taxes

     Components of corporate income taxes are as follows:

                                                 Three Months Ended
                                                    September 30,
                                           -------------------------------
                                              1998                  1997
                                           ---------             ---------
Current:
   Federal ............................    $ 109,400             $ 190,200
   State ..............................       16,100                25,400
   Foreign ............................            0                     0
                                           ---------             ---------
                                           $ 125,500             $ 215,600
                                           ---------             ---------

Deferred:
  Federal .............................    $ (19,300)            $ (12,400)
  State ...............................       (5,100)               (3,600)
  Foreign .............................            0                     0
                                           ---------             ---------
                                           $ (24,400)            $ (16,000)
                                           ---------             ---------

Total .................................    $ 101,100             $ 199,600
                                           =========             =========

         A reconciliation of the provision for corporate income taxes compared with the amounts at the US statutory tax is as follows:

                                                              Three Months Ended
                                                                 September 30,
                                                           ------------------------
                                                              1998           1997
                                                           ---------      ---------
Based on U.S. statutory federal  tax rate of 34% ......    $  93,858      $ 185,168
Increase (decrease) in taxes resulting from:
            State taxes, net of federal tax benefit ...        7,260         14,388
            Non-deductible expenses (reportable income)          (18)            44
                                                           ---------      ---------
                Total .................................    $ 101,100      $ 199,600
                                                           =========      =========

Effective tax rate ....................................         36.6%          36.7%

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6--Accrued Liabilities

         Accrued liabilities are as follows:

                                                      September 30,      June 30,
                                                          1998            1998
                                                        --------        --------
Compensation ...................................        $223,110        $347,184
Payroll, sales, and property taxes .............          23,907          29,168
401-k plan contribution ........................          20,808          20,040
Environmental and other costs ..................          13,797          29,842
                                                        --------        --------

                                                        $281,622        $426,234
                                                        ========        ========

Note 7--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all full time U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $16,518 in 1998 and $12,487 in 1997.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $64,044 in 1998 and $115,071 in 1997.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $37,962 in 1998 and $39,567 in 1997.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions

         The Company engaged in the following related party transactions:


                                                          Three Months Ended
                                                             September 30
                                                       -----------------------
                                                         1998            1997

Was charged computer consulting services
by an outside director of the Company;                 $16,545          $12,175


Accrued interest income on an original
installment note receivable of $235,000
due from a limited partnership
controlled by a stockholder of the
Company secured by a deed of trust on
the Texas real estate. The note bears
interest of 6.83% per annum collectible
annually for three years. Thereafter the
note shall be collected in (5) equal
annual principal installments of $47,000
plus interest of 6.83% per annum
commencing July 1, 1999 with the final
collection due July 1, 2003. The
receivable balance at September 30, 1998
was $195,000.                                          $ 3,330          $ 4,013


Charged interest income on a mortgage
note receivable of $550,000 from its
chief executive officer on December 16,
1996. The note is being repaid in (34)
equal monthly installments of $3,814
which includes interest of 6.16% per
annum commencing February 1, 1997 with
the final balloon payment of $512,124
due December 16, 1999. The receivable
balance at September 30, 1998 was
$502,049 and is secured by a real estate
first mortgage.                                        $  7,769         $ 8,377

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

Accrued   Deferred   Compensation  and  Long-Term   Debt--The   carrying  amount
approximates fair value because such liabilities are being valued based on current market values.

Note 10--Commitments and Contingencies

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11--Statement of Cash Flows
                                                      Three Months Ended
                                                         September 30,
                                                  -------------------------
                                                     1998            1997
                                                  ---------       ---------
Supplementary data:
  Interest expense paid                           $   8,328       $       0
  Income taxes paid                                  51,745          78,830

Non-cash transaction:
  Declaration of dividend payable
     of $.05 and $.05 per share respectively        243,540         245,940

Item 2 - Management's Discussion and Analysis of Financial Position and Result of Operations:


Financial Condition
Liquidity and Capital Resources
Three-Months ended September 1998

     Cash and cash equivalents increased to $1,134,370 at September 30, 1998, with net cash increasing $166,947 from the $1,301,317 at June 30, 1998. Of this, $208,553 net cash was provided by the operating activities of the first three months, $120,662 was used by investing activities and $254,838 was used by financing activities. During the three months, the Registrant's investment activities were primarily comprised of $99,334 used for additions to property, plant and equipment, and for additions to patents and trademarks, and $25,000 for additions to cash surrender value-life insurance. The net cash used in financing activities was principally from the acquisition of treasury stock of $229,173, and principal payments on long term debt of $25,665.

     In September of 1998, a $.05 per share dividend was declared and was payable on October 9, 1998.

     Working capital of $5,273,281 decreased $274,124 or 5.2% during the three months and the working capital ratio increased to 7.25 to 1 from 6.95 to 1 at June 30, 1998. The decrease in working capital reflects the third quarter dividend ($243,539 in the aggregate) and the repurchase of the Company's stock discussed above.

     Stockholders' equity per share at September 30, 1998 decreased 2.4% to $2.44 per share compared with $2.50 per share at June 30, 1998. As previously authorized by the Board, 45,000 shares of GMCC stock were purchased at the cost of $229,173 and are currently being held in the treasury, leaving the Company with 4,918,794 shares outstanding at September 30, 1998. Under the Registrant's previously announced buyback program, the Company is authorized to repurchase shares of its common stock from time to time up to the total purchase price of $1,500,000.

     Management believes that internal cash flow from operations and/or incomes from marketable securities are expected to be sufficient to provide the capital resources necessary to support future operating needs, and does not currently anticipate any material expenditures that will have significant impact on future cash flows.


        Quarter --- September 30, 1998 compared with September 30, 1997:


      Sales decreased this quarter by 2.2% as reflected in the current period sales of $2,623,234, a decrease of $57,626 from the same quarter last year. Sales at the New Jersey and Canadian facilities showed increases of $77,477 and 28,787 respectively. The Texas, California, and Wisconsin facilities had lower sales this quarter compared to the same period last year. The reduced sales for the Texas facility reflect continued low levels of oil exploration due to the low price of crude oil. Oil drilling manufacturers represent a significant portion of the customer base for the Texas facility. Reduced sales for the California facility reflect slowdowns in the airframe and electronics industries served by the plant, caused both by the Asian economic crises, which slowed orders of parts for items such as aircraft, and the continued decrease in military contracting. The Wisconsin facility's main customer base is in the food, and pulp and paper industries which currently are not expanding their manufacturing plants, resulting in no expenditures for our surface enhancement processes used on new equipment. Although sales were lower during July and August, they improved during September company-wide.

      Royalty and investment and other income for the first quarter were $52,042 and $(18,484) compared with $56,172 and $158,469 from last year's first quarter. Although royalty income is down slightly, this is primarily due to a timing difference, as not all royalty reports were received from our licensees prior to quarter end. Additional royalties due will be reported in the second quarter. Investment income decreased 111.7% or $176,953. The Company maintains an investment portfolio to enhance earnings and provide liquidity for future cash needs. The portfolio is composed of equity securities, U.S. Treasury Securities and obligations of U.S. Government agencies and government sponsored entities, and corporate debt.

      The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115). Under SFAS 115, securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirement.

     Management determines the appropriate classification of securities at the time of purchase. At September 30, 1998, all of the Company's investment securities were classified as trading securities.

     The $176,953 decline in trading income is primarily attributable to the mark to market adjustments to the portfolio, reflecting the market volatility of August and September. Although the Company's portfolio will continue to be subject to market changes, management believes the portfolio is well diversified and is a prudent cash management tool for investing the Company's excess cash.

     Reflecting the factors discussed above, gross revenue for the first quarter of this year totaled $2,656,792, a decrease of 8.2% or $238,709 from the same quarter of last year.

      Total costs and expenses were $2,380,737 in the first quarter, an increase of $29,849 or 1.3% from the same period last year. Primary components of costs and expenses included costs of sales of $1,295,458 an increase over cost of sales of $1,176,214 for the same quarter last year, selling and administration expense of $904,381, a decline from selling and administration expenses of $1,021,208 in the same quarter of last year, and depreciation and amortization expenses of $ 172,570, an increase over depreciation and amortization expenses of $ 153,466 in the same quarter of last year. The increase in the costs of sales reflects increased raw material costs as the Company expanded it operations and the Company's efforts to augment its sales force, particularly in its Canadian facility.

    Income before corporate income taxes was $276,055 in this year's first quarter, a decrease of $268,558 or 49.3% from the $544,613 achieved in last year's first quarter. Corporate income taxes and the effective tax rate for the period were $101,100 and 36.6% respectively, compared with $199,600 and 36.7% in the first quarter of last year.

     Based on the above, net income in the first quarter of this year of $174,955 decreased $170,058 or 49.3% from the $345,013 in the same period last year.

     Earnings per share were down 42.9% in this year's first quarter (or $.04 compared to $.07 in last year's first quarter). During the quarter, 45,000 shares of GMCC stock were purchased and are being held in the treasury, resulting in a weighted average of shares outstanding of 4,873,316 compared with 4,918,794 for the same period last year. However, the decrease in net income more than offset the reduction in average outstanding shares.

Year 2000

      The Company has recognized the need to ensure that its computer systems will not be adversely affected by the upcoming calendar year 2000. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues to its computer systems. The plan, as it relates to computer systems, involves a combination of software modification, upgrades and replacement. The accounting software has already been upgraded at this time at a cost of $11,000. The company estimates that the cost of Year 2000 compliance will not have a material adverse effect on future results of operations of the Company. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

Market Risk

     The Company's Canadian operations expose the Company to potential foreign currency exchange risk on cash flows related to sales, expenses and financing transactions. The Company believes its exposure to currency rate risk is not material, and the Company has not used currency exchange contracts to address this risk.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              GENERAL MAGNAPLATE CORPORATION
                                                         (Registrant)


DATE:  November 10, 1998                           /s/Candida C. Aversenti
                                                   --------------------
                                                   Candida C. Aversenti
                                                   President




DATE:  November 10, 1998                           /s/Susan E. Neri
                                                   ----------------
                                                   Susan E. Neri
                                                   Chief Accounting Officer