Form 10-Q
period 1998-12-31
GENERAL MAGNAPLATE CORP
filed 1999-02-12
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                             Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1999:

   Common Stock, No Par Value                                4,786,294
   --------------------------                            -----------------
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

         Minutes of Annual  Meeting  of  Shareholders  Enclosed

ITEM 5 - OTHER INFORMATION - Press Release

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibit 27 - Financial Data Schedule
                  (b)  None

                         GENERAL MAGNAPLATE CORPORATION

                                       AND

                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                SIX MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997

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

Supplementary Information

MAURIELLO, FRANKLIN & LOBRACE

          A Professional Corporation
         Certified Public Accountants

                                    45 Springfield Avenue, Springfield, NJ 07081
                                    Telephone (973) 379-5400 Fax (973) 379-3696

                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly- Owned Subsidiaries as of December 31, 1998 and the related consolidated statement of changes in stockholders' equity for the six months ended December 31, 1998 and the related consolidated statements of income, comprehensive income, and cash flows for the six months ended December 31, 1998 and 1997. These financial statements are the responsibility of the management of General Magnaplate Corporation.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the six months ended December 31, 1998 and 1997 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

         The balance sheet for the year ended June 30, 1998 was audited by us, and we expressed an unqualified opinion on it in our report dated August 10, 1998. We have not performed any auditing procedures on the balance sheet since August 10, 1998.

January 27, 1999

                                              /s/ Mauriello, Franklin & Lo Brace
                                              ----------------------------------
                                                  Mauriello, Franklin & Lo Brace

                               GENERAL MAGNAPLATE CORPORATION

                                             AND

                                  WHOLLY-OWNED SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                                             December 31,         June 30,
         ASSETS                                                  1998               1998
         ------                                              -----------        -----------
Current assets:

  Cash and cash equivalents .........................        $   848,257        $ 1,301,317
  Marketable securities (Note 1) ....................          3,045,709          3,136,420
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $105,000 (June 30, 1998-$93,000) ................          1,386,011          1,326,070
  Inventories (Note 1) ..............................            377,949            355,285
  Prepaid expenses ..................................            168,657            190,817
  Other current assets ..............................            179,366            169,229
  Note receivable--related party partnership (Note 8)            195,000                  0
                                                             -----------        -----------

      Total current assets ..........................        $ 6,200,949        $ 6,479,138

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ......................          6,280,406          6,331,313

Cash surrender value of officers' life
  insurance .........................................            934,733            874,811

Note receivable-officer (Note 8) ....................            482,815            490,686

Note receivable-related party partnership (Note 8) ..                  0            195,000

Other assets (Note 3) ...............................            672,307            609,453
                                                             -----------        -----------

    Total assets ....................................        $14,571,210        $14,980,401
                                                             ===========        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  GENERAL MAGNAPLATE CORPORATION

                                                AND

                                     WHOLLY-OWNED SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                December 31,           June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1998                 1998
------------------------------------                            ------------         ------------
Current liabilities:

  Current maturity of long-term debt .......................    $     28,492         $     29,841
  Accounts payable .........................................         169,477              434,915
  Accrued liabilities (Note 6) .............................         316,170              426,234
  Corporate income taxes payable ...........................               0               40,743
                                                                ------------         ------------

    Total current liabilities ..............................    $    514,139         $    931,733
                                                                ------------         ------------
Long-term liabilities:

  Rent security deposit ....................................    $      9,193         $      9,193
  Accrued deferred compensation (Note 7) ...................       1,406,965            1,319,864
  Long-term debt (Note 4) ..................................         379,892              412,800
                                                                ------------         ------------

    Total long-term liabilities ............................    $  1,796,050         $  1,741,857
                                                                ------------         ------------

    Total liabilities ......................................    $  2,310,189         $  2,673,590
                                                                ------------         ------------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--20,000,000 shares
    Issued--4,918,794 shares of which 82,500 and 11,000
     shares are held as treasury stock .....................    $    223,180         $    223,180
  Retained earnings ........................................      12,671,182           12,338,744
  Accumulated other comprehensive income (loss) (Note 1)....        (222,130)            (189,388)
                                                                ------------         ------------

                                                                $ 12,672,232         $ 12,372,536
  Less--cost of 82,500 and 11,000 shares of treasury stock .        (411,211)             (65,725)
                                                                ------------         ------------

     Total stockholders' equity ............................    $ 12,261,021         $ 12,306,811
                                                                ------------         ------------

    Total liabilities and stockholders' equity .............    $ 14,571,210         $ 14,980,401
                                                                ============         ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     GENERAL MAGNAPLATE CORPORATION

                                                   AND

                                        WHOLLY-OWNED SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME


                                            Six Months Ended                    Three Months Ended
                                              December  31,                        December  31,
                                       ----------------------------        ----------------------------
                                          1998              1997               1998             1997
                                       ----------        ----------        ----------        ----------
Gross revenue:
  Sales .......................        $5,303,961        $5,382,442        $2,680,727        $2,701,582
  Royalty and license income ..           135,493           176,548            83,451           120,376
  Investment and other
    income, net (Note 1) ......           354,383           298,506           372,867           140,037
                                       ----------        ----------        ----------        ----------
                                       $5,793,837        $5,857,496        $3,137,045        $2,961,995
                                       ----------        ----------        ----------        ----------

Costs and expenses:

  Cost of sales ...............        $2,595,551        $2,297,792        $1,300,093        $1,121,578
  Selling and administration ..         1,923,850         2,088,337         1,019,469         1,067,129
  Depreciation and amortization           346,628           310,725           174,058           157,259
  Interest ....................            16,130             6,471             7,802             6,471
                                       ----------        ----------        ----------        ----------

                                       $4,882,159        $4,703,325        $2,501,422        $2,352,437
                                       ----------        ----------        ----------        ----------

Income before corporate
  income taxes ................        $  911,678        $1,154,171        $  635,623        $  609,558

Corporate income taxes
  (Notes 1 and 5) .............           335,700           426,500           234,600           226,900
                                       ----------        ----------        ----------        ----------

Net income ....................        $  575,978        $  727,671        $  401,023        $  382,658
                                       ==========        ==========        ==========        ==========

Earnings per share (Note 1) ...        $      .12        $      .15        $      .08        $      .08
                                       ==========        ==========        ==========        ==========

Weighted average shares
  outstanding .................         4,873,316         4,915,208         4,846,778         4,911,620
                                       ==========        ==========        ==========        ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION

                                       AND

                            WHOLLY-OWNED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997



                                                        1998             1997
                                                    ---------         ---------
Net income .................................        $ 575,978         $ 727,671

Other comprehensive income, net of tax:
  Foreign exchange translation adjustment ..          (32,742)          (27,996)
                                                    ---------         ---------

Comprehensive income .......................        $ 543,236         $ 699,675
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

                                        GENERAL MAGNAPLATE CORPORATION

                                                      AND

                                           WHOLLY-OWNED SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      SIX MONTHS ENDED DECEMBER 31, 1998



                                                                                  Foreign
                                                                                 Currency
                                          Common            Retained            Translation         Treasury
                                           Stock            Earnings             Adjustment           Stock
                                       -----------         -----------        -----------         -----------
Balance,
  July 1, 1998 ................        $   223,180         $12,338,744        $  (189,388)        $   (65,725)

Add--net income for six months
  December 31, 1998 ...........                                575,978

Dividend paid ($.05 per share)                                (243,540)

Acquisition of 71,500 shares of
  treasury stock ..............                                                                     (345,486)

Foreign exchange translation
  adjustment ..................                 0                   0             (32,742)                 0
                                       -----------         -----------        -----------         -----------

Balance,
  December 31, 1998 ...........        $   223,180         $12,671,182        $  (222,130)        $  (411,211)
                                       ===========         ===========        ===========         ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  GENERAL MAGNAPLATE CORPORATION

                                               AND

                                    WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                      1998               1997
                                                                 -----------         -----------
CASH FROM OPERATING ACTIVITIES:

  Net income ............................................        $   575,978         $   727,671
                                                                 -----------         -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Reserve for unrealized gain ........................        $   (50,521)        $   (59,531)
     Depreciation and amortization ......................            346,628             310,725
     Deferred tax credits ...............................            (47,300)            (30,700)
     Accrued deferred compensation ......................             75,158              77,442
     Foreign currency translation adjustment ............            (32,742)            (27,996)
     Allowance for doubtful accounts ....................             42,907              27,565
     Increase  (decrease) in cash  resulting from changes
      in current assets and
      liabilities:
        Marketable securities ...........................            141,232            (233,927)
        Accounts receivable .............................           (102,848)            (30,782)
        Inventories .....................................            (22,664)                916
        Prepaid and other current assets ................             43,919              33,398
        Accounts payable and accrued liabilities ........           (375,502)           (125,078)
        Corporate income taxes payable ..................            (50,550)            (61,123)
                                                                 -----------         -----------
          Total adjustments .............................        $   (32,283)        $  (119,091)
                                                                 -----------         -----------
    Net cash provided by operating activities ...........        $   543,695         $   608,580
                                                                 -----------         -----------

CASH FROM INVESTING ACTIVITIES:

  Additions to property, plant, and equipment ...........        $  (287,545)        $(1,016,613)
  Additions to patent costs and other assets ............            (21,979)            (10,162)
  Collection (issuance) of note receivable--officer .....              7,402               6,176
  Additions to deferred compensation contracts ..........            (11,428)            (23,442)
  Increase in cash surrender value--life insurance ......            (59,922)            (54,025)
                                                                 -----------         -----------
    Net cash used in investing activities ...............        $  (373,472)        $(1,098,066)
                                                                 -----------         -----------

                                  GENERAL MAGNAPLATE CORPORATION

                                               AND

                                    WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                           (continued)

                                                                      1998               1997
                                                                 -----------         -----------
CASH FROM FINANCING ACTIVITIES:
  Principal payments - long-term debt ...................        $   (34,257)        $         0
  Proceeds from broker loan .............................                  0             500,000
  Principal payments on broker loan .....................                  0             (13,439)
  Purchase of  treasury shares ..........................           (345,486)            (64,750)
  Dividends paid ........................................           (243,540)           (245,940)
                                                                 -----------         -----------

    Net cash provided by (used in) financing activities .        $  (623,283)        $   175,871
                                                                 -----------         -----------

NET DECREASE  IN CASH (Note 11) .........................        $  (453,060)        $  (313,615)
  Cash and cash equivalents, beginning of period ........          1,301,317           1,216,824
                                                                 -----------         -----------
  Cash and cash equivalents, end of period ..............        $   848,257         $   903,209
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

         Marketable Securities

         All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Net unrealized holding gains (losses) on trading securities of $104,470 and $59,530 were reported in 1998 and 1997, respectively. Market value exceeded cost by $165,189 at December 31, 1998 and by $60,719 at June 30, 1998.

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

                         GENERAL MAGNAPLATE CORPORATION

                                       AND

                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2--Property, Plant and Equipment

Property, plant and equipment are as follows:

                                                           December 31,         June 30,
                                                              1998                1998
                                                           -----------        -----------
Land ..............................................        $ 1,019,869        $ 1,030,025
Buildings .........................................          3,663,275          3,677,341
Building improvements .............................          3,756,744          3,670,396
Factory machinery .................................          4,200,942          3,995,672
Office equipment ..................................            687,180            674,261
Transportation equipment ..........................            308,666            309,251
                                                           -----------        -----------
Total .............................................        $13,636,676        $13,356,946
Less--accumulated depreciation ....................          7,356,270          7,025,633
                                                           -----------        -----------
Net ...............................................        $ 6,280,406        $ 6,331,313
                                                           ===========        ===========

Note 3--Other Assets

         Other assets are as follows:

                                                           December 31,          June 30,
                                                               1998               1998
                                                           -----------        -----------
         Patents and trademarks, at cost, net of
              accumulated  amortization of $121,417
              and $113,241 ........................        $   134,939        $   120,925
         Deferred income taxes ....................            324,143            298,463
         Deferred compensation contracts ..........            208,769            185,398
         Mortgage financing costs .................              4,456              4,667
                                                           -----------        -----------

                                                           $   672,307        $   609,453
                                                           ===========        ===========

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

                         GENERAL MAGNAPLATE CORPORATION

                                       AND

                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5--Corporate Income Taxes

      Components of corporate income taxes are as follows:

                                     Six Months Ended         Three Months Ended
                                       December 31,               December 31,
                               -----------------------      ---------------------
                                 1998           1997          1998         1997
                               --------       --------      ---------    --------
     Current:
       Federal                 $334,100       $398,700      $224,700     $208,500
       State                     48,900         58,500        32,800       33,100
       Foreign                        0              0             0            0
                               --------       --------      ---------    --------
                               $383,000       $457,200      $257,500     $241,600
                               --------       --------      ---------    --------

     Deferred:
       Federal                 $(37,400)      $(23,800)     $(18,100)    $(11,400)
       State                     (9,900)        (6,900)       (4,800)      (3,300)
       Foreign                        0              0             0            0
                               --------       --------      ---------    --------

                               $(47,300)      $(30,700)    $ (22,900)     (14,700)
                               --------       --------      ---------    --------

     Total                     $335,700       $426,500      $234,600      226,900
                               ========       ========      ========     ========

         A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:

                                                              Six Months Ended            Three Months Ended
                                                                December 31,                   December 31,
                                                          ------------------------       ----------------------
                                                            1998            1997          1998           1997
                                                          --------        --------       --------      --------
Based on U.S. statutory federal tax rate                  $310,000        $392,400       $216,142      $207,232

Increase (decrease) in taxes resulting from:
  State taxes, net of federal tax benefit                   25,700          34,000         18,440        19,612

  Non-deductible (reportable) expenses (income)                  0             100             18            56
                                                          --------        --------       --------      --------

     Total                                                $335,700        $426,500       $234,600      $226,900
                                                          ========        ========       ========      ========

     Effective tax rate                                       36.8%           37.0%          36.9%         37.2%

                         GENERAL MAGNAPLATE CORPORATION

                                       AND

                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $168,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

Note 6--Accrued Liabilities

         Accrued liabilities are as follows:

                                                      December 31,      June 30,
                                                         1998              1998
                                                       --------         --------
Compensation .................................         $224,938         $347,184
Payroll, sales, and property taxes ...........           58,117           29,168
401-k plan contribution ......................           31,450           20,040
Environmental and other costs ................            1,665           29,842
                                                       --------         --------

                                                       $316,170         $426,234
                                                       ========         ========

Note 7--Employee Benefits

         The Company maintains a 401(k) savings plan which covers all U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company.

Total expense under the plan was $29,680 in 1998 and $24,747 in 1997.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $194,551 in 1998 and $262,524 in 1997.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $75,158 in 1998 and $77,442 in 1997.

                         GENERAL MAGNAPLATE CORPORATION

                                       AND

                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions

The Company engaged in the following related party transactions:

                                                            Six Months Ended
                                                              December 31,
                                                      --------------------------
                                                        1998               1997
                                                      -------            -------

Was charged computer  consulting  services by
an outside director of the Company;                   $26,299            $29,492



Accrued   interest   income  on  an  original
installment  note  receivable of $235,000 due
from a limited  partnership  controlled  by a
stockholder of the Company  secured by a deed
of trust on the Texas real  estate.  The note
bears interest of 6.83% per annum collectible
annually for three years. Thereafter the note
shall  be   collected  in  (5)  equal  annual
principal   installments   of  $47,000   plus
interest of 6.83% per annum  commencing  July
1, 1999 with the final collection due July 1,
2003. The receivable balance was collected in
full on January 4, 1999.                              $ 6,660            $ 8,025



Charged  interest  income on a mortgage  note
receivable   of   $550,000   from  its  chief
executive  officer on December 16, 1996.  The
note is being  repaid in (34)  equal  monthly
installments   of   $3,814   which   includes
interest   of  6.16%  per  annum   commencing
February  1,  1997  with  the  final  balloon
payment of $512,124  due  December  16, 1999.
The  receivable  balance at December 31, 1998
was  $498,319 and is secured by a real estate
first mortgage.                                       $15,481            $16,707

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

                         GENERAL MAGNAPLATE CORPORATION

                                       AND

                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11--Statement of Cash Flows

                                                      Six Months Ended
                                                         December 31,
                                                 ------------------------
                                                    1998            1997
                                                 ---------     ----------


Supplementary data:

  Interest expense paid                          $  16,130     $    6,471
  Income taxes paid                                433,550        518,324

Item 2 - Management's Discussion and Analysis of Financial Position and Result of Operation:
--------------------------------------------------------------------------------

Financial Condition
Liquidity and Capital Resources
Six-Months ended December 1998

         Cash and cash equivalents decreased to $848,257 at December 31, 1998 from $1,301,317 at June 30, 1998. Of the total cash and cash equivalents, $543,695 net cash was provided by the operating activities, $373,472 was used in investing activities and $623,283 was used by financing activities. During the six months, the Registrant's investment activities were primarily comprised of $309,524 for additions to property, plant and equipment and patents and trademarks, $11,428 used for additions to deferred compensation contracts and $59,922 for additions to cash surrender value-life insurance. The increase in net cash used in financing activities was principally from the acquisition of treasury stock ($345,486) and the payment of dividends ( $.05 per share paid on October 9, 1998) of $ 243,540.

          Working capital of $5,686,810 increased $139,405 or 2.5% during the six months ended December 31, 1998 and the working capital ratio increased to
12.06 to 1 from 6.95 to 1 as of June 30, 1998. The working capital increased based on the net effect of the increase in the mark to market value of the marketable securities, the paydown of Accounts Payable and accrued liabilities and the repurchase of the Company's stock discussed above.

         Stockholders' equity per share at December 31, 1998 increased $.04 to $2.54 per share compared with $2.50 at June 30, 1998. The increase reflects the quarter's income, less the cost of cash dividends ($243,540) and a reduction in outstanding shares through stock repurchases. As previously authorized by the Board, 71,500 shares of GMCC stock were purchased at the cost of $345,486 and are currently being held in the treasury, leaving the Company with 4,836,294 shares outstanding at December 31, 1998. Under the Registrant's previously announced buyback program, the Company is authorized to repurchase shares of its common stock from time to time up to the total purchase price of $1,500,000.

         Management believes internal cash flow from operations and/or incomes from marketable securities to be sufficient to provide the capital resources necessary to support future operating needs, and does not currently anticipate material capital expenditures that will have significant impact on future cash flows.

       Quarter Ended--- December 31, 1998 compared with December 31, 1997

          Sales decreased this quarter by 0.8% as reflected in the current period sales of $2,680,727, a decrease of $20,855 from the same quarter last year. Sales at the Wisconsin and Canadian facilities showed increases of $16,307 and $72,399 respectively. The New Jersey, Texas, and California facilities had lower sales this quarter compared to the same period last year. The primary reduction in sales for the New Jersey facility is directly attributed to the slowdown in the electronics industry caused by the Asian economic crises and a slight decline from a general industrial slowdown. The reduced sales for the Texas facility reflect continued low levels of oil exploration due to the low price of crude oil. Oil drilling manufacturers represent a significant portion of the customer base for the Texas facility. Reduced sales for the California facility reflect slowdowns in the airframe and electronics industries served by the plant, caused both by the Asian economic crises, which slowed orders of parts for items such as aircraft, and the continued decrease in military contracting.

         Royalty and investment and other income for the second quarter were $83,451 and $372,867 respectively, compared with $120,376 and $140,037, respectively, in last year's second quarter. Although royalty income is down, last year's royalty income includes the second and last installment of $50,000 from Black and Decker for their exclusive use of the Magnaglide service mark. Exclusive of the Black and Decker payment, total royalties from established licensees has increased 18.5% or $13,075 from the same quarter last year. Investment income increased 166.2% or $232,830, reflecting the upward movement in investment markets during the three months ended December 31, 1998. The Company maintains an investment portfolio to enhance earnings and provide liquidity for future cash needs. The portfolio is composed of equity securities, U.S. Treasury Securities and obligations of U.S. Government agencies and government sponsored entities, and corporate debt.

          The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Under SFAS 115, securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in investment income. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, or other similar circumstances.

          Management determines the appropriate classification of securities at the time of purchase. At December 31, 1998 all of the Company's investment securities were classified as trading securities.

           The $232,830 increase in trading income for this quarter versus the 1997 quarter is primarily attributable to the mark to market adjustments to the portfolio. Although the Company's portfolio will continue to be subject to market changes, management believes the portfolio is well diversified and is a prudent cash management tool for investing the Company's excess cash.

           Reflecting the factors discussed above, gross revenue for the second quarter of this year totaled $3,137,045, an increase of 5.9% or $175,050 from the same quarter of last year.

          Total costs and expenses were $2,501,422 in the second quarter, an increase of $148,985 or 6.3% from the same period last year. Primary components of costs and expenses included costs of sales of $1,300,093, an increase of $178,515 over cost of sales of $1,121,578 for the same quarter last year, selling and administration expense of $1,019,469, a decline of $47,660 from selling and administration expenses of $1,067,129 in the same quarter of last year, and depreciation and amortization expenses of $ 174,058, an increase of $16,799 over depreciation and amortization expenses of $ 157,259 in the same quarter of last year. The increase in the costs of sales reflects increased raw material costs as the Company expanded its operations.

          Income before corporate income taxes was $635,623 in this year's second quarter, an increase of $26,065 or 4.3% from the $609,558 achieved in last year's second quarter. Corporate income taxes and the effective tax rate for the period were $234,600 and 36.9% respectively, compared with $226,900 and 37.2% in the second quarter of last year.

          Based on the above, net income in the second quarter of this year of $401,023 increased $18,365 or 4.8% from the $382,658 in the same period last year.

          Earnings per share for the second quarter 1998 and 1997 were each $.08 per share. During the quarter, 26,500 shares of GMCC stock were purchased and are being held in the treasury, resulting in a weighted average of shares outstanding of 4,846,778 compared with 4,911,620 for the same period last year.

Year 2000

          The Company has recognized the need to ensure that its computer systems will not be adversely affected by the upcoming calendar year 2000. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues to its computer systems. The plan, as it relates to computer systems, involves a combination of software modification, upgrades and replacement. The accounting software has already been upgraded at this time. The company estimates that the cost of Year 2000 compliance will not have a material adverse effect on future results of operations of the Company. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

Market Risk

          The Company's Canadian operations expose the Company to potential foreign currency exchange risk on cash flows related to sales, expenses and financing transactions. The Company believes its exposure to currency rate risk is not material, and the Company has not used currency exchange contracts to address this risk.

        Six Months Ended December 31, 1998 compared with December 31, 1997:

          Gross revenue for this year's first six months of $5,793,837 decreased 1.1% or $63,659 over last year. Sales and Royalty and Licensee income both declined for the six months ended December 31, 1998 over the comparable period of last year, reflecting the same factors discussed above for the quarterly comparison. Over the six months ended December 31, 1998, investment income increased $55,877 partially offsetting the declines in Sales and Royalty and other income. The investment income primarily reflects mark to market adjustment to the portfolio.

          Total costs and expenses for the current six month period were $4,882,159 an increase of $178,834 or 3.8% from last year. As a percentage of gross revenue, total costs and expenses increased to 84.3% compared with 80.3% in 1997. Cost of Sales as a percentage of gross revenue for the six months increased to 44.8% from 39.2% during the comparative six month period. The increase in Cost of Sales reflects the factors discussed above for the quarterly period. Selling and administration expenses decreased to 33.2% of gross revenue in the latest period compared with 35.7% last year. Depreciation and amortization increased to 6.0% of gross revenue this year compared with 5.3% in 1997.

          As a result of the above, gross income before corporate income taxes for the first six months of this year was $911,678, a decrease of $242,493 or 21.0% from last year.

          Corporate income taxes in this year's first six months were $335,700, compared to $426,500 for the comparable period of last year. This year's effective tax rate was 36.8% compared with 37.0% last year.

          As a result of the above, net income of $575,978 declined 20.8% or $151,693 from last year. Earnings per share were $.12 this year, compared with $.15 a share last year, a decrease of $.03 or 20.0%. During the six month period 71,500 shares of common stock were purchased and are currently being held in the treasury, resulting in a weighted average this year of 4,873,316 compared with 4,915,208 in 1997.

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

                                                  GENERAL MAGNAPLATE CORPORATION
                                                  ------------------------------
                                                            (Registrant)

DATE   2/12/99


/s/Candida C. Aversenti
------------------------
Candida C. Aversenti
President

DATE   2/12/99

/s/Susan E. Neri
----------------
Susan E. Neri
Chief Accounting Officer

[GRAPHIC COMPANY LOGO]
magnaplate news

  Dedicated to the Future Needs of Mankind
       Through Surface Enhancement
-----------------------------

                                                      1331 U.S. Route #1
                                                      Linden, New Jersey 07036
                                                      908.862.6200
FOR IMMEDIATE RELEASE                                 Fax: 908.862.6110
February 10, 1999                                     http://www.magnaplate.com
                                                      e-mail:info@magnaplate.com



         General Magnaplate Corporation (NASDAQ: GMCC), announces an increase in dividends of 20% over prior dividends, to $.06 per share. The record date will be February 26, 1999 and the dividend will be payable to stockholders on March 12, 1999.

                            GENERAL MAGNAPLATE CORP.
                         ANNUAL MEETING OF SHAREHOLDERS

                       NOVEMBER 4, 1998 2:00 P.M., E.S.T.

                     Will the meeting please come to order.

         Mrs. Candida C. Aversenti, President of your Company, is pleased to welcome you to our Annual Meeting. Introduce Edmund V. Aversenti, Secretary. Mr. Aversenti will act as Secretary of the Annual Meeting.

1.     PRESIDENT       I  would  like  to  introduce  to you  the  officers  and
                       directors of the Company who are present.

                                  INTRODUCTIONS

2.     PRESIDENT       When the  formal  portion of the  meeting  is  concluded,
                       anyone present wishing to ask any questions will have an opportunity to do so.

3.     PRESIDENT       Copies  of the  Annual  Report  have  been  mailed to all
                       shareholders and extra copies are available. Notice of the meeting was mailed to all shareholders of record, as well as the proxy card and the proxy statement. I will entertain a motion to waive the reading of the notice of the meeting, the proxy statement, and the affidavit of mailing. Walter P. Alina makes motion, who seconds the motion Edward A. Partenope.


       PRESIDENT       Will  all  those in favor of the  motion  so  signify  by
                       raising their hands (unanimous). All opposed (none). The motion is carried, and a reading of the notice of meeting, the proxy statement, and the affidavit of mailing are waived, and will be attached to and filed with the minutes of this meeting.

4.     PRESIDENT       The  shareholders  list,  prepared  and  certified by the
                       Registrar & Transfer Co., Cranford, New Jersey, is here and available during the meeting for inspection by any shareholder. Mr. Aversenti, our Secretary, will please report on the number of shares represented by proxy or by shareholders present at the meeting in person.

        MR. AVERSENTI MAKES HIS REPORT.  TOTAL SHARES  REPRESENTED BY PROXY ARE:
4,460,899 (91.6 %). (including 200 shares ea Becker/Carver)


       PRESIDENT       I now declare that quorum is present and that the meeting
                       is open for the conduct of business.

5.     PRESIDENT       I will  entertain  a motion to waive the  reading  of the
                       minutes of the last annual  meeting of  shareholders.  S.
                       Thomas Aitken makes motion, Ann Dente seconds it.

       PRESIDENT       All  those in  favor  of the  motion  please  signify  by
                       raising their hands (unanimous). All opposed (none). The reading of the minutes has been waived.

6.     PRESIDENT       The first order of business will be the election of seven
                       (7) directors to serve until the 1999 Annual Meeting of Shareholders and until their successors shall be elected and shall qualify.

         PRESIDENT     I will entertain nominations for the Board of Directors.


         PRESIDENT     recognizes  Susan  Neri,  who  nominates  the  seven  (7)
                       candidates. She then recognizes Jim Wallwork who seconds the nominations.

         PRESIDENT     recognizes Walter P. Alina, who moves that nominations be
                       closed. She then recognizes Larry Campbell who seconds the motion.

         PRESIDENT     Will  all   those  in  favor  of  the   motion  to  close
                       nominations  signify by raising their hands  (unanimous).
                       All opposed (none).

                       Nominations are closed.

7.       PRESIDENT     I am  appointing  Valerie  Corigliano  and Jim  Becker as
                       Inspectors of Election and ask that they review the shareholders list and determine the number of proxies received. I would also ask that all shareholders who are present, who have not sent in a proxy, to identify themselves to the Inspectors of Election, and if they do not wish to vote in person, to advise them that there are extra proxies on hand which they may fill in and give to the Inspectors of Election.


8.     PRESIDENT &     While awaiting report from the Inspectors of Election,  I
       CHAIRMAN        would like to discuss  certain  aspects of the  business,
                       etc.


                (DISCUSSION & OUTLOOK BY PRESIDENT AND CHAIRMAN)

9.     PRESIDENT       We now have the report from the Inspectors of Election on
                       the number of shares voting, in person or by proxy, for, or abstain, with respect to the election of the seven (7) directors nominated: (incl Becker/Carver 200 each by proxy)

No. of Shares Voting by PROXY                FOR                    ABSTAIN
--------------------------------------------------------------------------------

         S. Thomas Aitken                 4,456,708                   4,191

         Candida C. Aversenti             4,452,708                   8,191

         Edmund V. Aversenti, Jr.         4,452,708                   8,191

         Charles P. Covino                4,456,708                   4,191

         Harold F. Levin                  4,456,408                   4,491

         Edward A. Partenope, Jr.         4,456,708                   4,191

         James H. Wallwork                4,456,708                   4,191



No. of Shares Voting in PERSON               FOR                    ABSTAIN
--------------------------------------------------------------------------------

         S. Thomas Aitken

         Candida C. Aversenti

         Edmund V. Aversenti

         Charles P. Covino

         Harold F. Levin

         Edward A. Partenope, Jr.

         James H. Wallwork




         PRESIDENT         If there  are any  shareholders  present  who wish to
                           vote and who have not given a proxy to the Inspectors of Election, would they please identify themselves by name and the number of shares held and how they are voting so that the number of shares so voted may be added to the report of the Inspectors of Election.

         PRESIDENT         I declare  each of the seven (7)  nominees to be duly
                           elected as  Directors  of the  Corporation,  to serve
                           until  the  next  Annual   Meeting  and  until  their
                           successors shall be elected and shall qualify.

10.      PRESIDENT         The next order of  business  will be the vote for the
                           confirmation   of  the  selection  by  the  Board  of
                           Directors of Mauriello, Franklin & LoBrace, Certified
                           Public Accountants, as independent auditors for the Corporation for the current fiscal year ending June
                           30, 1999.

         PRESIDENT         I will entertain a motion for the confirmation of the
                           selection of the Corporation's independent auditors.

         PRESIDENT         recognizes  Susan  Neri who  makes  motion.  She then
                           recognizes S. Thomas Aitken, who seconds the motion.

11.      PRESIDENT         We also  have  the  report  from  the  Inspectors  of
                           Election on the number of shares voting in person or by proxy for, against or abstain with respect to the selection by the Board of Directors of Mauriello, Franklin & LoBrace, Certified Public Accountants, as independent auditors for the Corporation for the current fiscal year ending June 30, 1999. The report is as follows:


                           FOR:  4,450,652   AGAINST: 2,444     ABSTAIN:   7,803


         PRESIDENT         If there  are any  shareholders  present  who wish to
                           vote and who have not given a proxy to the Inspectors of Election, would they please identify themselves by name and the number of shares held and how they are voting so that the number of shares voted may be added to the report of the Inspectors of Election.

         PRESIDENT         I declare  confirmation of the action of the Board of
                           Directors in selecting Mauriello, Franklin & LoBrace,
                           Certified Public Accountants, as independent auditors for the Corporation for the current fiscal year ending June 30, 1999.

12.      PRESIDENT         The  next  order of  business  will be the vote on an
                           Amendment   to   the   Articles   of   Incorporation,
                           increasing the Authorized  Shares of Common Stock, No
                           Par Value to 20,000,000 shares from 5,000,000 shares.
                           I will entertain a motion to open this matter for a vote.

         PRESIDENT         recognizes Harold F. Levin who makes motion. She then
                           recognizes Jim Wallwork who seconds the motion.

         PRESIDENT         We have the report from the Inspectors of Election on
                           the  number  of  shares  voting in person or by proxy
                           for,   against  or  abstain   with  respect  to  this
                           Amendment. The report is as follows:


                           FOR:  4,293,332   AGAINST: 151,620    ABSTAIN: 15,947

                           If there are any shareholders present who wish to vote and who have not given a proxy to the Inspectors of Election, would they please identify themselves by name and the number of shares held and how they are voting so that the number of shares voted may be added to the report of the Inspectors of Election.

         PRESIDENT         I  declare  that the  Amendment  to the  Articles  of
                           Incorporation has been adopted.

13. PRESIDENT At this time I will be pleased to entertain any questions which anyone present may wish to ask. I would also like to point out that Mr. Joe Franklin a certified public accountant and a member of the firm of Mauriello, Franklin & LoBrace, our auditors, is also present and available for questions as well.

                                 ANY QUESTIONS?

14. PRESIDENT Are there any further matters to be acted upon, for, if not, this will conclude the Annual Meeting of Shareholders and I will now entertain a motion to adjourn. A motion to adjourn was then made by S. Thomas Aitken , seconded by Ann Dente, and unanimously carried.

15.                        PRESIDENT  The meeting is now  officially  adjourned.
                           May I remind the Directors that we will be holding our Annual Meeting of the Board of Directors very shortly.

16. PRESIDENT I wish to thank all of you for attending the Annual Meeting of Shareholders.


                           IF ANY OTHER PROPOSALS COME UP:

                           FOR: 4,272,639   AGAINST:  140,586   ABSTAIN:  47,674