Form 10-Q
period 1999-03-31
GENERAL MAGNAPLATE CORP
filed 1999-05-14
CIK 40687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                             Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1999:

Common Stock, No Par Value                               4,723,146
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               POSITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - Although the Company may from time to time be involved in routine litigation incidental to its business, none of these actions are expected, individually or in he aggregate, to have a material adverse impact upon the Company or its results of operations.

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

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 27 - Financial Data Schedule
                  (b) None

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998

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

MAURIELLO, FRANKLIN & LoBRACE
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS

                              45 SPRINGFIELD AVENUE
                          SPRINGFIELD, NEW JERSEY 07081
                   TELEPHONE (973) 379-5400 FAX (973) 379-3696




                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------

To The Board of Directors of
  General Magnaplate Corporation:

         We have reviewed the accompanying balance sheet of General Magnaplate Corporation and Wholly- Owned Subsidiaries as of March 31, 1999 and the related consolidated statement of stockholders' equity for the nine months ended March 31, 1999 and the related consolidated statements of income and cash flows for the nine months and three months ended March 31, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of General Magnaplate Corporation.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information for the nine months ended and three months ended March 31, 1999 and 1998 included in the accompanying supplementary information is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

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

                                               /s/ Mauriello, Franklin & LoBrace
                                               ---------------------------------
                                                   Mauriello, Franklin & LoBrace

April 30, 1999

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                        March 31,        June 30,
         ASSETS                                            1999            1998
         ------                                        -----------     -----------
Current assets:
  Cash and cash equivalents ......................     $   856,749     $ 1,301,317
  Marketable securities (Note 1) .................       3,292,812       3,136,420
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $108,000 (June 30, 1998-$93,000) .............       1,425,554       1,326,070
  Inventories (Note 1) ...........................         378,443         355,285
  Prepaid expenses ...............................         161,953         190,817
  Other current assets ...........................         149,199         169,229
                                                       -----------     -----------

      Total current assets .......................     $ 6,264,710     $ 6,479,138

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...................       6,219,214       6,331,313

Cash surrender value of officers' life
  insurance ......................................         943,233         874,811

Note receivable-officer (Note 8) .................             -0-         490,686

Note receivable-related party partnership (Note 8)             -0-         195,000

Other assets (Note 3) ............................         720,060         609,453
                                                       -----------     -----------

    Total assets .................................     $14,147,217     $14,980,401
                                                       ===========     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS



                                                                   March 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1999              1998
------------------------------------                            ------------      ------------
Current liabilities:
  Current maturity of long-term debt ......................     $     29,031      $     29,841
  Accounts payable ........................................          243,011           434,915
  Accrued liabilities (Note 6) ............................          334,602           426,234
  Corporate income taxes payable ..........................           84,895            40,743
                                                                ------------      ------------

    Total current liabilities .............................     $    691,539      $    931,733
                                                                ------------      ------------
Long-term liabilities:
Long-term debt (Note 4) ...................................     $    318,127      $    412,800
 Accrued deferred compensation (Note 7) ...................        1,451,578         1,319,864
 Rent security deposit ....................................            9,193             9,193
                                                                ------------      ------------

    Total long-term liabilities ...........................     $  1,778,898      $  1,741,857
                                                                ------------      ------------

    Total liabilities .....................................     $  2,470,437      $  2,673,590
                                                                ------------      ------------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--20,000,000 shares
    Issued--4,918,794 shares of which 195,648 and 11,000
     shares are held as treasury stock ....................     $    223,180      $    223,180
  Retained earnings .......................................       12,695,572        12,338,744
  Accumulated other comprehensive income (Note 1) .........         (201,495)         (189,388)
                                                                ------------      ------------

                                                                $ 12,717,257      $ 12,372,536
  Less--cost of 195,648 and 11,000 shares of treasury stock       (1,040,477)          (65,725)
                                                                ------------      ------------

     Total stockholders' equity ...........................     $ 11,676,780      $ 12,306,811
                                                                ------------      ------------

    Total liabilities and stockholders' equity ............     $ 14,147,217      $ 14,980,401
                                                                ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL MAGNAPLATE CORPORATION
                                             AND
                                  WHOLLY-OWNED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME




                                        Nine Months Ended             Three Months Ended
                                            March 31,                     March 31,
                                    -------------------------     -------------------------
                                       1999           1998           1999           1998
                                    ----------     ----------     ----------     ----------
Gross revenue:
  Sales .......................     $7,883,900     $8,075,936     $2,579,939     $2,693,494
  Royalty income ..............        201,889        256,073         66,396         79,525
  Investment and other
    income, net ...............        521,423        418,581        167,040        120,075
                                    ----------     ----------     ----------     ----------
                                    $8,607,212     $8,750,590     $2,813,375     $2,893,094
                                    ----------     ----------     ----------     ----------

Costs and expenses:
  Cost of sales ...............     $3,785,132     $3,542,224     $1,189,581     $1,244,432
  Selling and administration ..      2,883,527      3,095,175        959,677      1,006,838
  Depreciation and amortization        500,085        471,795        153,457        161,070
  Interest ....................         23,796         15,658          7,666          9,187
                                    ----------     ----------     ----------     ----------
                                    $7,192,540     $7,124,852     $2,310,381     $2,421,527
                                    ----------     ----------     ----------     ----------

Income before corporate
  income taxes ................     $1,414,672     $1,625,738     $  502,994     $  471,567

Corporate income taxes
  (Notes 1 and 5) .............        527,100        602,700        191,400        176,200
                                    ----------     ----------     ----------     ----------

Net income ....................     $  887,572     $1,023,038     $  311,594     $  295,367
                                    ==========     ==========     ==========     ==========

Earnings per share
  (Note 1) ....................     $      .18     $      .21     $      .07     $      .06
                                    ==========     ==========     ==========     ==========

Weighted average shares
  outstanding .................      4,830,188      4,914,152      4,769,144      4,911,994
                                    ==========     ==========     ==========     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                GENERAL MAGNAPLATE CORPORATION
                                                              AND
                                                   WHOLLY-OWNED SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               NINE MONTHS ENDED MARCH 31, 1999


                                                                            Accumulated
                                                                               Other
                                             Common          Retained       Comprehensive         Treasury
                                              Stock          Earnings       Income (Loss)           Stock            Total
                                            --------       -----------      -------------       ------------      -----------
Balance, July 1, 1998                       $223,180       $12,338,744       $(189,388)         $    (65,725)     $12,306,811

Comprehensive income:
  Net income for nine months
  ended March 31, 1999                                         887,572                                                887,572
  Foreign exchange transaction
  adjustment                                                                   (12,107)                               (12,107)
                                                                                                                   ----------

     Total comprehensive income                                                                                       875,465

Dividend paid ($.11 per share)                                (530,744)                                              (530,744)

Acquisition of 184,648 shares of
  of treasury stock                                                                                 (974,752)        (974,752)
                                            --------       -----------       ---------          ------------      -----------


Balance, March 31, 1999                     $223,180       $12,695,572       $(201,495)          $(1,040,477)     $11,676,780
                                            ========       ===========       =========           ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                      1999             1998
                                                                  -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................     $   887,572      $ 1,023,038
                                                                  -----------      -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Reserve for unrealized gain ...........................     $   (93,853)     $   (80,916)
      Depreciation and amortization .........................         500,085          471,795
      Deferred taxes ........................................         (65,300)         (52,900)
      Accrued deferred compensation .........................         113,358          114,852
      Foreign currency translation adjustment ...............         (12,109)         (25,588)
      Provision for doubtful accounts .......................          15,000           16,300
      Increase  (decrease) in cash  resulting from changes in
       current assets and liabilities:
         Marketable securities ..............................         (62,539)        (221,870)
         Accounts receivable ................................        (114,484)         (64,538)
         Inventories ........................................         (23,158)             -0-
         Prepaid expenses and other current assets ..........          70,516           53,468
         Accounts payable and accrued liabilities ...........        (283,536)         (44,917)
         Corporate income taxes payable .....................          44,152          (28,999)
                                                                  -----------      -----------
         Total adjustments ..................................     $    88,132      $   136,687
                                                                  -----------      -----------

    Net cash provided by operating activities ...............     $   975,704      $ 1,159,725
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to deferred compensation contracts ..............     $   (32,824)     $   (33,849)
  Additions to property, plant,  and equipment ..............        (376,023)      (1,305,501)
  Additions to patent costs and other assets ................         (27,710)         (21,718)

  Collection of note receivable - officer ...................         242,358              -0-
  Collection of note receivable - partnership ...............         195,000           35,676
  Increase in cash surrender value - life insurance .........         (68,422)         (54,025)
                                                                  -----------      -----------

    Net cash used in investing activities ...................     $   (67,621)     $(1,379,417)
                                                                  -----------      -----------

                                 GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31, 1999 AND 1998


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of ) long-term debt ..............     $   (95,483)     $   457,925
  Purchase of treasury stock ................................        (726,424)         (64,750)
  Dividends paid ............................................        (530,744)        (491,580)
  Issuance of treasury stock as compensation ................             -0-            4,800
  Net proceeds from broker loan .............................             -0-          504,714
  Mortgage financing costs ..................................             -0-           (6,127)
                                                                  -----------      -----------
    Net cash provided by (used in) financing activities .....     $(1,352,651)     $   404,982
                                                                  -----------      -----------

Increase (decrease) in cash and cash equivalents ............     $  (444,568)     $   185,290
Cash and cash equivalents, beginning of period ..............       1,301,317        1,216,824
                                                                  -----------      -----------
Cash and cash equivalents, end of period ....................     $   856,749      $ 1,402,114
                                                                  ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Summary of Significant Accounting Policies
--------------------------------------------------

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of General Magnaplate Corporation and its wholly-owned subsidiaries; accordingly all intercompany transactions and balances have been eliminated in consolidation.

Nature of Business
------------------

         The Company is in one line of business. It provides synergistic coatings and other related services to commercial customers' products from five plants located in the United States and Canada.
  Included in the Company's consolidated balance sheet at June 30, 1998 are $1,336,000 of net assets of the Canadian operation.

Marketable Securities
---------------------

         All marketable securities are considered trading securities and are valued at fair market value in accordance with SFAS No. 115. Realized and unrealized gains and losses are reported in current period income. Net unrealized holding gains on trading securities of $93,853 and $80,916 were reported in 1999 and 1998, respectively. Market value exceeded cost by $129,020 and $60,719 at March 31, 1999 and June 30, 1998 respectively.

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1--Summary of Significant Accounting Policies (Continued)
--------------------------------------------------------------

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

Use of Estimates
----------------

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment
-------------------------------------

Property, plant and equipment are as follows:

                                                   March 31,           June 30,
                                                     1999                1998
                                                 -----------         -----------

Land ...................................         $ 1,021,925         $ 1,030,025
Buildings ..............................           3,668,892           3,677,341
Building improvements ..................           3,766,656           3,670,396
Factory machinery ......................           4,240,275           3,995,672
Office equipment .......................             689,668             674,261
Transportation equipment ...............             341,402             309,251
                                                 -----------         -----------

Total ..................................         $13,728,818         $13,356,946
Less--accumulated depreciation .........           7,509,604           7,025,633
                                                 -----------         -----------

Net ....................................         $ 6,219,214         $ 6,331,313
                                                 ===========         ===========

Note 3--Other Assets
--------------------

         Other assets are as follows:

                                                         March 31,     June 30,
                                                           1999          1998
                                                         --------     --------
Patents and trademarks, at cost, net of
     accumulated  amortization of $125,835
     and $113,241 ....................................   $136,799     $120,925
Deferred income taxes ................................    342,143      298,463
Deferred compensation contracts ......................    236,578      185,398
Mortgage financing costs .............................      4,540        4,667
                                                         --------     --------

                                                         $720,060     $609,453
                                                         ========     ========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4--Long-Term Debt
----------------------

         The Company borrowed $457,925 from Business Development Bank of Canada on March 31, 1998 payable in equal monthly principal installments of $2,487 together with interest of 7.6% per annum commencing June 23, 1998 with the final payment due April 23, 2013. The note is secured by a first mortgage on real estate owned in Ajax, Ontario. The outstanding balance at March 31, 1999 was $347,158.

         Current maturities of the debt for the five years ended June 30, 2003 are as follows: 1999 - $29,841; 2000 - $29,841; 2001 - $29,841; 2002 - $29,841;
and 2003 - $29,841.

Note 5--Corporate Income Taxes
------------------------------

     Components of corporate income taxes are as follows:

                           Nine Months Ended               Three Months Ended
                                March 31,                        March 31,
                        ------------------------       -------------------------
                          1999            1998           1999             1998
                        --------        --------       --------         --------
     Current:
        Federal         $507,800        $568,000       $173,700         $169,300
        State             84,600          87,600         35,700           29,100
        Foreign               --              --             --               --
                        --------        --------       --------         --------
                        $592,400        $655,600       $209,400         $198,400
                        --------        --------       --------         --------
     Deferred:
       Federal          $(50,600)     $ (41,000)       $(13,200)       $ (17,200)
       State             (14,700)       (11,900)         (4,800)          (5,000)
       Foreign                --             --              --               --
                        ---------     ---------        --------        ----------
                        $(65,300)     $ (52,900)       $(18,000)       $ (22,200)
                        --------      ---------        --------        ---------

     Total              $527,100      $602,700         $191,400        $ 176,200
                        ========      ========         ========        =========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the provision for corporate income taxes compared with amounts computed at the US statutory tax rate is as follows:


                                                          Nine Months Ended         Three Months Ended
                                                              March 31,                  March 31,
                                                        1999           1998        1999           1998
                                                      --------      --------      --------      ----------
Based on U.S. statutory
 federal tax rate                                     $480,988      $552,750      $171,018       $160,333
Increase (decrease) in taxes resulting from:
  State taxes, net of
   federal tax benefit                                  46,134        49,962        20,394         18,876
  Non-deductible (reportable)
   expenses (income)                                       (22)          (12)          (12)        (3,009)
                                                      --------      --------      --------      ----------

     Total                                            $527,100      $602,700      $191,400      $ 176,200
                                                      ========      ========      ========      =========

Effective tax rate                                        37.3%         37.1%         38.0%          37.4%


         The Canadian subsidiary has available unused tax benefits in the form of operating loss carryforwards of $168,000 to reduce future Canadian taxable income. These carryforwards principally expire in 1999. Due to their uncertainty of realization, these tax benefits have been reflected net of a 100% valuation allowance.

Note 6--Accrued Liabilities
---------------------------

         Accrued liabilities are as follows:

                                                           March 31,    June 30,
                                                             1999         1998
                                                          ---------    ---------
                  Compensation                            $ 274,689    $ 347,184
                  Payroll, sales, and property taxes         48,848       29,168
                  401-k plan contribution                     5,522       20,040
                  Environmental and other costs               5,543       29,842
                                                         ----------    ---------

                                                         $  334,602    $ 426,234
                                                         ==========    =========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7--Employee Benefits
-------------------------

         The Company maintains a 401(k) savings plan which covers all U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions up to 4% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. Total expense under the plan was $41,957 in 1999 and $33,307 in 1998.

         Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of pre-tax income and royalty income. Total expense under these plans was $300,747 in 1999 and $377,933 in 1998.

         The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $113,358 in 1999 and $114,852 in 1998.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions
----------------------------------

         The Company engaged in the following related party transactions:

                                                                 Nine Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                1999              1998
                                                              -------           -------
         Was charged computer  consulting  services by
         an outside director of the Company;                  $33,887           $43,840

         Accrued   interest   income  on  an  original
         installment  note  receivable  dated June 30,
         1996  of   $235,000   due   from  a   limited
         partnership   which   is   controlled   by  a
         stockholder  of the Company and is secured by
         a deed of  trust on Texas  real  estate.  The
         note  bears   interest  of  6.83%  per  annum
         collectible   annually   for   three   years.
         Thereafter the note shall be collected in (5)
         equal  annual   principal   installments   of
         $47,000  plus  interest  of 6.83%  per  annum
         commencing   July  1,  1999  with  the  final
         collection due July 1, 2003. The  outstanding
         receivable  balance was  collected in full on
         January 4, 1999.                                     $ 6,660           $12,038

         Charged  interest  income on a mortgage  note
         receivable   of   $550,000   from  its  chief
         executive  officer  dated  December 16, 1996.
         The  note is to be  collected  in (34)  equal
         monthly installments of $3,814 which includes
         interest   of  6.16%  per  annum   commencing
         February  1,  1997  with  the  final  balloon
         payment of $512,124  due  December  16. 1999.
         The   outstanding   receivable   balance   of
         $495,801  was  collected  in full on February
         12,  1999 of  which  $247,473  was  cash  and
         $248,328 was in the form of 34,748  shares of
         the Company's common stock.                          $20,591           $24,935

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9--Fair Value of Financial Instruments
-------------------------------------------

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

Note 10--Commitments and Contingencies
--------------------------------------

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

Lease Commitment
----------------

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11--Statement of Cash Flows
--------------------------------

                                                            Nine Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1999          1998
                                                         ---------     ---------
Supplementary cash flow data:

  Income taxes paid ................................     $ 548,248     $ 684,599
  Interest paid ....................................     $  23,796     $  15,658

Non-cash financing transaction:
  Collection of note receivable - officer in form of
   34,748 shares of the Company's common stock
   held as treasury shares .........................     $ 248,328     $     -0-


Item 2 - Management's Discussion and Analysis of Financial Position and Result of Operation:
--------------------------------------------------------------------------------

Financial Condition
Liquidity and Capital Resources
Nine-Months ended March 31, 1999

         Cash and cash equivalents decreased to $856,749 at March 31, 1999 from $1,301,317 at June 30, 1998, reflecting a net outflow of cash primarily related to the Company's repurchase of 184,648 shares of common stock. Of the total cash and cash equivalents, $975,704 net cash was provided by the operating activities, $67,621 was used in investing activities and $1,352,651 was used by financing activities. During the nine months, the Registrant's investment activities were primarily comprised of $403,733 for additions to property, plant and equipment, and patents and trademarks, $32,824 used for additions to deferred compensation contracts and $68,422 for additions to cash surrender value-life insurance, while $242,358 was provided from the collection of note receivable-officer and $195,000 was provided by the collection of the note receivable-partnership. The increase in net cash used in financing activities was principally from the acquisition of treasury stock ($726,424) and the payment of dividends ( $.05 per share paid on October 9, 1998 and $.06 per share paid on March 12, 1999) of $ 530,744.

          Working capital of $5,573,171 increased $25,766 or 0.5% during the nine months ended March 31, 1999 and the working capital ratio increased to 9.06 to 1 from 6.95 to 1 as of June 30, 1998. The working capital increased based on the net effect of the increase in the mark to market value of the marketable securities, the increase in Accounts Receivables-trade, net of allowance for doubtful accounts and the paydown of Accounts Payable and accrued liabilities.

         Stockholders' equity per share at March 31, 1999 decreased $.03 to $2.54 per share compared with $2.50 at June 30, 1998. The decrease is primarily due to excess dividends paid and the cost of treasury stock acquired over income earned for the nine month period. As previously authorized by the Board, 184,648 shares of GMCC stock were purchased in the current nine month period at the cost of $974,752 and are currently being held in the treasury, leaving the Company with 4,723,146 shares outstanding at March 31, 1999. Under the Registrant's previously announced buyback program, the Company is authorized to repurchase shares of its common stock from time to time up to the total purchase price of $1,500,000.

         Management believes internal cash flow from operations and/or incomes from marketable securities to be sufficient to provide the capital resources necessary to support future operating needs, and does not currently anticipate material capital expenditures that will have significant impact on future cash flows.

Results of Operations: Quarter Ended--- March 31, 1999 compared with March 31, 1998
--------------------------------------------------------------------------------

          Sales decreased this quarter by 4.2% as reflected in the current period sales of $2,579,939, a decrease of $113,555 from the same quarter last year. Sales at the New Jersey and Canadian facilities showed increases of $15,023 and $22,272 respectively. The Texas, California and Wisconsin facilities had lower sales this quarter compared to the same period last year. The reduced sales for the Texas facility reflect continued low levels of oil exploration due to the low price of crude oil experienced during the quarter, although crude oil prices have increased recently, the Company has not yet seen an increased level of exploration activity in its Southwestern United States market. Oil drilling manufacturers represent a significant portion of the customer base for the Texas facility. Reduced sales for the California facility reflect slowdowns in the airframe and electronics industries served by the plant, caused both by the Asian economic crises, which slowed orders of parts for items such as aircraft, and the continued decrease in military contracting. The Wisconsin facility's main customer base is in the food, and pulp and paper industries which currently are not expanding their manufacturing plants, resulting in no expenditures for our surface enhancement processes used on new equipment.

          Royalty and investment and other income for the third quarter were $66,396 and $164,491 respectively, compared with $79,525 and $120,075, respectively, in last year's third quarter. Total royalties from established licensees decreased 16.5%, or $13,129, from the same quarter last year. The Company believes that the quarter to quarter decrease in royalty income reflects bookkeeping and timing differences rather than an actual decline in revenue. For the third quarter of 1998, royalty income reflects the actual fees due from licensees based upon their actual sales, while the 1999 figures reflect the minimum payments due under licenses, as many licensees have not yet finalized their sales figures. Management believes that the final third quarter royalty fees will not show a decline from 1998 levels. Investment income increased 3.7%, or $44,416, reflecting the continuing upward movement in investment markets during the three months ended March 31, 1999. The Company maintains an investment portfolio to enhance earnings and provide liquidity for future cash needs. The portfolio is composed of equity securities, U.S. Treasury Securities and obligations of U.S. Government agencies and government sponsored entities, and corporate debt.

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

          Management determines the appropriate classification of securities at the time of purchase. At March 31, 1999 all of the Company's investment securities were classified as trading securities.

           The $44,416 increase in trading income for this quarter versus the 1998 quarter is primarily attributable to the mark to market adjustments to the portfolio. Although the Company's portfolio will continue to be subject to market changes, management believes the portfolio is well diversified and is a prudent cash management tool for investing the Company's excess cash.

           Reflecting the factors discussed above, gross revenue for the third quarter of this year totaled $2,813,375, a decrease of 2.8% or $79,719 from the same quarter of last year.

          Total costs and expenses were $2,310,381 in the third quarter, a decrease of $111,146, or 4.6%, from the same period last year. Primary components of costs and expenses included costs of sales of $1,189,581, a decrease of $54,851 over cost of sales of $1,244,432 for the same quarter last year, selling and administration expense of $959,677, a decline of $47,161 from selling and administration expenses of $1,006,838 in the same quarter of last year, and depreciation and amortization expenses of $153,457, a decrease of $7,613 over depreciation and amortization expenses of $161,070 in the same quarter of last year. The decrease in the costs of sales reflects decreased raw material costs as the Company's sales decreased during the quarter and the decline in selling and administrative expenses also reflects the Company's reduced sales.

          Income before corporate income taxes was $502,994 in the current year's third quarter, an increase of $31,427 or 6.7%, from the $471,567 achieved in last year's third quarter. Corporate income taxes and the effective tax rate for the period were $191,400 and 38.0% respectively, compared with $176,200 and 37.4% in the third quarter of last year.

          Based on the above, net income in the third quarter of this year of $311,594 increased $16,227 or 5.5% from the $295,367 in the same period last year.

          Earnings per share were $.07 for the third quarter 1999, compared with $.06 per share last year, an increase of $.01, or 16.7%. During the quarter, 113,148 shares of GMCC stock were purchased and are being held in the treasury, resulting in a weighted average of shares outstanding of 4,769,144 compared with 4,911,994 for the same period last year.

Year 2000
---------

          The Company has recognized the need to ensure that its computer systems will not be adversely affected by the upcoming calendar year 2000. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues to its computer systems. The plan, as it relates to computer systems, involves a combination of software modification, upgrades and replacement. The accounting software has already been upgraded at this time, at a cost of $12,000. The Company estimates that any additional costs of Year 2000 compliance will not be material. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

Market Risk
-----------

          The Company's Canadian operations expose the Company to potential foreign currency exchange risk on cash flows related to sales, expenses and financing transactions. The Company believes its exposure to currency rate risk is not material, and the Company has not used currency exchange contracts to address this risk.


          Nine Months --- March 31, 1999 compared with March 31, 1998:
          ------------------------------------------------------------

          Gross revenue for this year's first nine months of $8,607,212 decreased 1.6%, or $143,378, over gross revenue of $8,750,590 for the first nine months of fiscal 1998. Both Sales and Royalty and licensee income both declined for the nine months ended March 31, 1999 over the comparable period of last year, reflecting the same factors discussed above in the quarterly comparison. Over the nine months ended March 31, 1999, investment income increased $102,842 partially offsetting the declines in Sales and Royalty and other income. The investment income primarily reflects a positive mark to market adjustment to the portfolio and short-term capital gains.

          Total costs and expenses for the current nine month period were $7,192,540 an increase of $67,688 or 1.0% from last year. As a percentage of gross revenue, total costs and expenses increased to 83.6% compared with 81.4% in 1998. Cost of Sales as a percentage of gross revenue for the nine months increased to 44.0% from 40.4% during the comparative nine month period. The increase in Cost of Sales reflects increased raw material costs for the nine month period as the Company expanded its operations. Selling and administration expenses decreased to 33.5% of gross revenue in the latest period compared with 34.8% last year. Depreciation and amortization remained at 6.0% of gross revenue.

          As a result of the above, gross income before corporate income taxes for the first nine months of this year was $1,414,672, a decrease of $211,066, or 13.0%, from last year.

          Corporate income taxes in this year's first nine months were $527,100, compared to $602,700 for the comparable period of last year. This year's effective tax rate was 37.3% compared with 37.1% last year.

          As a result of the above, net income of $887,572 declined 13.2%, or $135,466, from last year. Earnings per share were $.18 this year, compared with $.21 a share last year, a decrease of $.03, or 14.3%. During the nine month period 184,648 shares of common stock were purchased and are currently being held in the treasury, resulting in a weighted average this year of 4,830,188 compared with 4,914,152 in 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GENERAL MAGNAPLATE CORPORATION
                                                       (Registrant)


DATE   May 14, 1999

                     /s/Candida C. Aversenti
                     -----------------------
                     Candida C. Aversenti
                     President


DATE  May 14, 1999


                     /s/Susan E. Neri
                     ----------------
                     Susan E. Neri
                     Chief Accounting Officer