Form 10-K
period 1999-06-30
GENERAL MAGNAPLATE CORP
filed 1999-09-28
CIK 40687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1999           Commission file number: 0-2977

                         GENERAL MAGNAPLATE CORPORATION
             (exact name of Registrant as specified in its charter)

          New Jersey                                   No. 22-1641813
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   1331 U.S. Route 1 Linden, New Jersey 07036
                    (address of principal executive offices)

        Registrant's telephone number, including area code (908) 862-6200

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class         Name of Each Exchange on Which Registered
                     None

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant. (The market value is computed by reference to the price at which the stock was sold as of August 16, 1999): $4,922,850

The number of shares outstanding of each of the Registrant's classes of common stock, as of August 16, 1999: 4,669,003 one class Common Stock, no par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

PART I

Item 1. BUSINESS
----------------

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

               The Registrant's  names for its main  proprietary  processes are:
TUFRAM for aluminum, NEDOX for most metals, MAGNAPLATE HMF for most metals, MAGNAPLATE HCR for aluminum, CANADIZE for titanium, MAGNADIZE for magnesium, LECTROFLUOR for all metals, HI-T-LUBE a specialized dry film lubrication coating, PLASMADIZE, a composite coating for extreme wear application for most metals, MAGNAGOLD, an enhanced titanium nitride PVD coating for various metals and ultra-hard alloy steels to increase surface hardness, GOLDENEDGE, an ultra-hard, ultra-thin TiN PVD coating for blades and all sharp-edged tools, MAGNAPLATE HTR, for superior high temperature release on all metals, MAGNAGLIDE, a coating developed for the exclusive use by Black & Decker for its irons, and Magnaplate CMPT, a robotically controlled toolface production process. Each proprietary process consists of a number of variations that can be employed to meet customer requirements. The Registrant has obtained trademark coverage for fifteen of these proprietary processes in the United States and on most of them in certain foreign countries. Sales and licensing of coatings using these and other proprietary processes have represented approximately 95% of the Registrant's total operating revenues for the fiscal year ended June 30, 1999.

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

               Financial information relating to foreign operations is as follows:

               The Company has invested net assets of $271,850 in its Ajax, Ontario operation as of June 30, 1999.

               Foreign operations (principally Canada) constitute 7.5%, 8.1% and 10.0% of total sales in the three years ending June 30, 1997, 1998 and 1999, respectively. Foreign operations constitute 3.5%, and 0%, and 0% of pre-tax profits for the three years ended June 30, 1997, 1998 and 1999, respectively.

Marketing
---------

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

               For the fiscal year ended June 30, 1999 , no one customer accounted for more than 10% of the total revenues of the Registrant.

Research and Development
------------------------

               The metal coatings industry is characterized by rapid technological changes requiring the Registrant to make continuing expenditures for development of new coatings and the improvement of existing coatings in order to meet customer needs.

               During the fiscal year ended June 30, 1999, the Registrant spent an estimated $75,000 on unreimbursed research and development. Additional costs incurred were paid by customers requiring special coatings and treatments. All costs associated with the development of new processes and the maintenance and enhancement of existing processes are charged against income as incurred or borne by the customer in the form of contracts.

License Agreements
------------------

               The Registrant has licensing agreements with the following overseas organizations: Ulvac Techno, Ltd. (Japan), YTTEC AB (Sweden), A.T. Poeton & Sons, Ltd. (United Kingdom), MIFA Aluminum BV (Netherlands), and Nussbaum (Germany). The Company will continue seeking additional licensees. Since inception, several of these licensees have increased their processing capabilities by taking licenses for additional proprietary processes.

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

Competition
-----------

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

Raw Materials
-------------

               The Registrant's primary raw materials are chemicals, polymers and powdered or wire metals manufactured by large chemical and metal companies and are readily available. The Registrant blends these raw materials in its proprietary processes. The Registrant believes that sources of supply are adequate for its needs and that it is not substantially dependent upon any one supplier.

Protection of Proprietary Information
-------------------------------------

               Many of the Company's processes are no longer covered under patent protection, however, several new patents have been filed on processes for surface treatments in the US and in key foreign nations. While management believes that its existing patents have had competitive merit, it does not believe that patent protection is essential to the ongoing operations of the Registrant due to the know-how it has developed over the past years.

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

               Many processes cannot be patented due to cost and limited market potential. Also, the patenting process can be expensive and can result in public disclosure of proprietary information. Therefore, the Registrant's present approach is to treat its production processes as confidential and rely on internal non-disclosure safeguards, including written confidentiality agreements, particularly among its more technically trained personnel, and on trade secret laws, as well as on restrictions incorporated in its license agreements for protection of what it regards as proprietary information about its coatings and processes. Notwithstanding these efforts, it may be possible for competitors to duplicate or copy the Registrant's processes.

Employees
---------

               At June 30, 1999, the Registrant had 133 employees, of whom 14 were employed in marketing and sales operations, 23 in administration and 96 in production and quality assurance.

               None of the Registrant's employees in any of its plants are represented by labor unions. Management believes that its relations with its employees are good.


Environmental, Safety and Health Matters
----------------------------------------

               The Registrant believes it is currently in material compliance with all federal, state and local environmental protection laws and federal and state occupational safety and health standards, non-compliance with which would have a material adverse effect upon the Registrant's assets or its results of operation. Capital expenditures made by the Registrant for enhancement and improvement of environmental, health and safety systems represented approximately 4% of the Registrant's revenues, and the Registrant anticipates that such expenditures will not exceed that level for the foreseeable future to meet existing federal, state and local laws and standards. Changes in current laws and standards could require additional expenditures and adversely affect the Registrant's operations and profitability.


Item 2. PROPERTIES
------------------

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

Item 3. LEGAL PROCEEDINGS
-------------------------

               Although the Company may from time to time be involved in routine litigation incidental to its business, none of these actions are expected, individually or in the aggregate, to have a material adverse impact upon the Company or its results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

               No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II
                                     -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
----------------------------------------------------------------------
                 HOLDER MATTERS
                 --------------

Market Information
------------------

               The Registrant's Common Stock is traded in the over-the-counter market under the symbol GMCC, and is listed on the NASDAQ National Market. The following table sets forth the range of high and low bids for the Registrant's Common Stock for the periods indicated, as reported by NASDAQ. These quotations reflect inter dealer prices without detail mark-up, mark-down or commission and may not necessarily represent actual transactions.

               FISCAL PERIOD                   HIGH/LOW BID PRICE
               -------------                   ------------------

                   1999                       High               Low
                   ----                       ----               ---

               1st Quarter                    5                   3 3/4
               2nd Quarter                    4 9/32              4
               3rd Quarter                    7                   4 1/4
               4th Quarter                    4 9/16              3

                   1998                       High                Low
                   ----                       ----                ---

               1st Quarter*                   3 7/8               2 15/16
               2nd Quarter*                   7 5/8               3 5/8
               3rd Quarter                    8 1/4               5 1/4
               4th Quarter                    7 1/2               4 3/4

Holders
-------

       The approximate number of record holders of the Registrant's Common Stock as of June 30, 1999 was 230.

Dividends
---------

               The Registrant has paid cash dividends on its Common Stock since 1977. Payments for the past two fiscal years are as follows:

                                           To Holders of Record as of
Amount                 Date Paid            the Close of Business On
------                 ---------            ------------------------
$.06                March 12, 1999              February 26, 1999
 .05                October 9, 1998             September 25, 1998
 .05                March 13, 1998              February 27, 1998
 .05*               October 10, 1997            September 26, 1997
 .03*               March 14, 1997              February 28, 1997

* Adjusted to reflect forward 2 for 1 stock split on December 16, 1997.

Item 6. SELECTED FINANCIAL DATA
-------------------------------

               The following table sets forth selected financial data with respect to the Consolidated Statements of Income of the Company for the five years ended June 30, 1999 and the Consolidated Balance Sheets of the Registrant as of the end of such years. The selected financial data for the five years are derived from financial statements for such years and as of such dates as examined by Mauriello, Franklin & LoBrace, independent auditors, including the Consolidated Financial Statements for the three years ended June 30, 1999 and the Consolidated Balance Sheets, as of June 30, 1999 and 1998 included elsewhere herein, and such data are qualified by reference to such financial statements and notes thereto. Data has been adjusted, as necessary, to reflect forward 2 for 1 stock split on December 16, 1997.

                                                                Years Ended June 30,
                                                       ------------------------------------
                                       1999            1998            1997            1996           1995
                                       ----            ----            ----            ----           ----
Selected Income Statement Data:

Gross Revenue ................      11,484,476     $11,720,331     $11,453,658     $10,777,072     $10,048,857

Income Before Taxes ..........       1,941,955       2,232,410       2,533,707       2,349,529       2,086,084

Net Income ...................       1,258,205       1,474,960       1,694,687       1,486,285       1,217,305

Earnings per Share ...........     $      0.26     $      0.30     $      0.33     $      0.27     $      0.21

Dividends per Share ..........     $      0.11     $      0.10     $     0.065     $      0.05     $     0.025


Shares Outstanding:

Weighted Average Shares ......       4,803,495       4,913,635       5,089,124       5,435,916       5,775,008

At Year End ..................       4,720,846       4,918,794       4,918,794       5,269,594       5,548,026


Selected Balance Sheet Data:

Total Assets .................      14,501,673     $14,980,401     $13,513,276     $13,333,716     $12,923,076

Working Capital ..............       5,952,123       5,547,405       5,295,362       5,668,941       5,358,460

Long-Term Debt ...............         318,421         412,800             -0-             -0-             -0-



Stockholders' Equity .........      12,066,950      12,306,811      11,451,484      11,280,432      10,902,198

Stockholders' Equity per Share     $      2.56     $      2.50     $      2.33     $      2.14     $      1.96

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                AND  FINANCIAL CONDITION

Business Environment

               General Magnaplate Corporation is principally engaged in applying, through various proprietary and other processes, synergistic coatings for metal parts produced by its customers. Rapid technological advances, typical of the coatings industry, compel General Magnaplate to improve existing coatings or develop new processes to meet our customers' changing needs and stay competitive.

               Management believes that it competes primarily on the basis of manufacturing expertise, its superior proven proprietary processes and coatings, and its reputation for problem solving, and that its pricing is a less significant competitive consideration than these factors. Management believes that these factors are responsible for the Company's financial stability.

Financial Condition
Liquidity and Capital Resources
Three Years Ended June 30, 1999

         Cash and cash equivalents increased to $706,187 at June 30, 1999 from $680,570 at June 30, 1996. Of the total cash and cash equivalents, $6,309,233 net cash was provided by the operating activities, $3,270,566 was used in investing activities and $3,013,050 was used by financing activities. During the three year period, the Registrant's cash provided by operating activities was principally comprised of $ 4,427,852 provided by net income, $ 1,917,067 for depreciation and amortization, $453,300 for accrued deferred compensation and a $372,917 decrease in Marketable Securities, while primarily being reduced by accounts payable and accrued liabilities of $485,805. During the three year period, the Registrant's investment activities were primarily comprised of $2,811,478 for additions to property, plant and equipment, and patents and trademarks, $123,734 used for additions to deferred compensation contracts and $339,126 for additions to cash surrender value-life insurance, while $536,672 was provided from the collection of a note receivable from an affiliated party. The increase in net cash used in financing activities was principally from the acquisition of treasury stock $1,998,531 and the payment of dividends of $ 1,357,927.

          Working capital of $5,952,123 increased $283,182, or 5.0%, during the three year period ended June 30, 1999 and the working capital ratio increased to
10.86 to 1 from 6.31 to 1 as of June 30, 1996. The working capital increased due to the net effect of the increase in the mark to market value of the marketable securities portfolio, the increase in Accounts Receivables-trade, net of allowance for doubtful accounts and the paydown of Accounts Payable and accrued liabilities.

               All per share numbers give retroactive effect to the December 16, 1997 two for one forward stock split. Stockholders' equity per share at June 30, 1999 increased $.42 to $2.56 per share compared with $2.50, $2.33, and $2.14 at June 30, 1998, 1997, and 1996, respectively. The increase is primarily due to the excess income earned over dividends paid and the cost of treasury stock acquired for the three year period. As previously authorized by the Board, 548,748 shares of GMCC stock were purchased in the three year period at the cost of $2,246,860. Of the repurchased shares, 350,800 shares were retired and canceled while the remaining 197,948 are currently being held in the treasury, leaving the Company with 4,720,846 shares outstanding at June 30, 1999. Under the Registrant's current buyback program, the Company is authorized to repurchase shares of its common stock from time to time up to the total purchase price of $1,500,000. The Company has purchased $982,825 in shares under the current program.

               Management believes internal cash flow from operations and/or incomes from marketable securities to be sufficient to provide the capital resources necessary to support future operating needs, and does not currently anticipate material capital expenditures that will have significant impact on future cash flows.

Results of Operations Fiscal 1999 vs. 1998 vs. 1997
---------------------------------------------------

               Total revenue for 1999 of $11,484,476 represented a decrease of $235,855, or 2.0%, over 1998 revenue, while total revenue for 1998 was $11,720,331, an increase of $266,673 or 2.3% over 1997.

               The decrease in total revenue for 1999 over 1998 represents decreases in sales of $410,301 or 3.8% and royalty and licensee income of $6,053 or 1.8%, partially offset by an increase in investment and other income of $180,499 or 35.2%.

               The increase in total revenue for 1998 over 1997 resulted from increases in sales of $299,070 or 2.8% and royalty and licensee income of $47,335 or 10.2%, partially offset by a decrease in investment and other income of $79,732 or 18.8%.

               Sales for 1999, 1998 and 1997 were $10,453,071,  $10,863,372, and
$10,564,302, respectively, representing approximately 91%, 93% and 92% of total revenue in each respective year. Sales at the Canadian facility increased $167,856. The New Jersey, Texas, California and Wisconsin facilities had lower sales this year compared to the same period in 1998. The slight decline in sales for the New Jersey facility is attributable to a general industrial slowdown. The reduced sales for the Texas facility reflect continued low levels of oil exploration due to the low price of crude oil experienced during the quarter. Although crude oil prices have increased recently, the Company has not yet seen an increased level of exploration activity in its Southwestern United States market. Oil drilling and related suppliers represent a significant portion of the customer base for the Texas facility. Reduced sales for the California facility reflect slowdowns in the airframe and electronics industries served by the plant, caused both by the Asian economic crises, which slowed orders of parts for items such as aircraft, and the continued decrease in military contracting. The Wisconsin facility's main customer base is in the food, and pulp and paper industries which currently are not expanding their manufacturing plants, resulting in no expenditures for our surface enhancement processes used on new equipment. Sales for the fiscal year ended 1998 compared with 1997 showed increased sales at New Jersey, Texas, and Canadian facilities of $479,512, $1,207 and $89,291 respectively. The decreased sales at the California and Wisconsin facilities for the year ended 1998 as compared to the year ended 1997 reflect the same factors discussed above in the comparison of the years ended 1999 and 1998.

               Royalty and license income was $337,528 in 1999, $343,581 in 1998, and $423,313 in 1997. The decrease in current year royalties of 1.8%, or $6,053 as compared with the year ended 1998, is the result of the Company receiving the final licensee fee payment of $50,000 in 1998 from Black & Decker for the exclusive use of the Company's trademark name Magnaglide. There was no comparable payment from Black & Decker in 1999. In addition, the decrease from 1997 versus 1998 of 18.8%, or $79,732, is directly attributed to the decrease in royalties from our Japanese licensee and the impact of the turmoil experienced during 1998 in the Asian market on their business.

               Investment income for 1999, 1998 and 1997 was $693,877,  $513,378 and $466,043, respectively. Investment income increased 35.1%, or $180,499 for the year ended 1999 compared to the same period in 1998, reflecting the continuing upward movement in investment markets during the twelve months ended June 30, 1999. Investment income increased 10.2%, or $47,335, in the year ended 1998 as compared to the same period in 1997, reflecting the same factors discussed for the year ended 1999. The Company maintains an investment portfolio to enhance earnings and provide liquidity for future cash needs. The portfolio is composed of equity securities, U.S. Treasury Securities and obligations of U.S. Government agencies and government sponsored entities, and corporate debt.

               The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities,(SFAS 115). Under SFAS 115, securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in investment income. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, or other similar circumstances.

          Management determines the appropriate classification of securities at the time of purchase. At June 30, 1999 all of the Company's investment securities were classified as trading securities.

               The $180,499 increase in investment income for the year ended 1999 versus the 1998 year is primarily attributable to the mark to market adjustments to the portfolio. Although the Company's portfolio will continue to be subject to market changes, management believes the portfolio is well diversified and is a prudent cash management tool for investing the Company=s excess cash. The $47,335 increase for the year ended 1998 versus 1997 reflects the same factors discussed above.

               As a result of the factors discussed above, gross revenue for the year ended 1999 totaled $11,484,476, a decrease of 2.0%, or $235,855 as compared to the fiscal year ended 1998. Gross Revenue for the year ended 1998 totaled $11,720,331, an increase of 2.3% or $266,673 versus the fiscal year ended 1997.

               Total costs and expenses were $9,542,521 in the year ended June 30, 1999, an increase of $54,600 or 0.6% as compared to 1998. Primary components of costs and expenses included costs of sales of $5,015,361, an increase of $295,464 over cost of sales of $4,719,897 for the same period last year, selling and administration expense of $3,829,047, a decline of $232,785 from selling and administrative expenses of $4,061,832 in the same period of last year, and depreciation and amortization expenses of $667,557, an increase of $19,436 over depreciation and amortization expenses of $648,121 in the same period of last year. The increase in the costs of sales reflects increased prices in raw material costs and higher production wages, and the decline in selling and administrative expenses reflects the Company's reduced sales. Total costs and expenses for the fiscal year ended 1998 were $9,487,921, representing an increase of $567,970 over 1997. Primary components of costs and expenses included in 1998 included cost of sales of $4,719,897, an increase of $301,649 as compared to total costs of sales of $4,418,248 in 1997, selling and administration expenses of $4,061,832 , an increase of $161,752 over the same period in 1997, and depreciation and amortization expense of $648,121 an increase of $46,732 compared to the same period in 1997. The higher selling and administrative costs in 1998 are attributable to the increased sales during the period. Costs of sales increased for higher raw material prices as well as the increase in sales. As a percentage of total revenue, total costs and expenses wre 83.1% in 1999, 80.9% in 1998, and 77.9% in 1997. The increase in total costs and expenses is primarily due to increases in raw material costs, increases in depreciation from adding Plasmadize processing lines at the Wisconsin plant, and higher labor costs due to the addition of sales staff and low unemployment rates.

               Income before corporate income taxes was $1,941,955 in the fiscal year ended June 30, 1999, a decrease of 13.0%, or $290,455 from the $2,232,410 achieved in the same period 1998.

               Income before corporate income taxes for the fiscal year ended June 30, 1998 was $2,232,410, a decrease of 11.9%, or $301,297 from 1997 income.
Corporate income taxes and the effective tax rate for 1999 were $683,750 and 35.2%, respectively, in 1998, $757,450 and 33.9% and $839,020 and 33.1% in 1997.

               Based on the above, net income in the fiscal year ended 1999 of $1,258,205 decreased $216,755 or 14.7% from the $1,474,960 in the same period of 1998. Net income decreased $219,727 or 13.0% for the fiscal year ended 1998 as compared to net income of $1,694,687 for fiscal year ended 1997.

               Earnings per share in 1999, 1998 and 1997 were $.26, $.30 and $.33, respectively. In the current year, 186,948 shares of GMCC stock were purchased and are being held in the treasury. During 1998, 15,000 shares of GMCC stock were purchased and placed in treasury, 4,000 of these shares were subsequently issued as employee compensation and the remaining 11,000 shares are still being held in the treasury. During the fiscal year ended 1997, 350,800 shares of treasury stock were canceled and retired, resulting in weighted average shares outstanding of 4,803,495, 4,913,635 and 5,089,124 in 1999, 1998
and 1997, respectively.

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


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

               The accompanying Consolidated Financial Statements and related Schedules of the Registrant and its wholly-owned subsidiaries have been filed with the Securities and Exchange Commission and are filed as part of this report.

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted.

Item 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

               There has been no change of accountants nor any disagreements.

                                    PART III
                                    --------


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

               The  following   provides  certain   information   regarding  the
Directors and Executive Officers of the Registrant:

               S. THOMAS AITKEN, 61, former President and Chairman of the Board of Peoples BanCorp, Fairfield, NJ. Mr. Aitken has been a Director since 1970.

               CANDIDA C. AVERSENTI, 47, President and Chief Executive Officer, Mrs. Aversenti joined the Company in 1982 as Assistant to the Vice President-Marketing, became Vice President- Marketing in May 1984, was elected to the Board of Directors in August 1984, Executive Vice President in November 1984, President and Chief Operating Officer in November 1986, and Chief Executive Officer in July, 1999. She was formerly Assistant to the Director of Labor Relations at Standard Brands, Inc. (now RJR Nabisco Inc.). She is a graduate (Cum Laude) of Boston College, of Endicott Junior College (with Honors), of the Paralegal Institute of New York, and was previously employed by the Company during the summers of 1970-1974.

               EDMUND V. AVERSENTI, JR., 55 Vice President and Secretary, and appointed Chief Operating Officer in July, 1999. He has been employed by the Company since June, 1985. For the five years prior thereto he was District Manager (West) for M&T Chemicals Corp. with the Furane Division and Plating Chemicals Division.

               CHARLES P. COVINO, 75, Chairman, Board of Directors, and a founding Director since 1959. He retired as Chief Executive Officer in July, 1999. He is the inventor of all the Company's proprietary processes and directs all new process development. He has over 90 patents and trademarks worldwide. He is a graduate of Manhattan College and studied at New York University Graduate School of Business. Previously, he had studied mechanical engineering at the University of Alabama during service in World War II. He has an honorary degree of Doctor of Humane Letters from Philathea University in London, Ontario, Canada, and honorary degree of Doctor of Science from Manhattan College, and has been a consultant to NASA, The Atomic Energy Commission, the United Nations and the Bureau of Naval Weapons.

               EDWARD A. PARTENOPE, JR., 41. Since 1986, Mr. Partenope has been a management and computer consultant. During 1984-1986, he served as Assistant Vice President/Corporate Planning for the Company. From 1981-1984, he was President of Silocon Computer Co., Inc., a New Jersey automation and management consulting firm. Mr. Partenope has been a director since 1987.

               JAMES H. WALLWORK, 68, was the former owner/partner of Wallwork Brothers, Inc., a HVAC wholesale distributor. Mr. Wallwork was a New Jersey State Senator from 1968-1981. He is a West Point graduate (1952), and served in the U.S. Army occupation forces from 1953-1955, and as a Major in the National Guard from 1956-1966.

               The Executive Officers of the Company who are not also Directors are as follows:

                     Name             Age           Position
                     ----             ---           --------

               Walter P. Alina        67           Vice President


               Walter P. Alina joined the Company as Vice President in 1979. From 1967 to 1979 he was Plant Manager for Paramount Plating Co., a metal plating company.

                          COMPLIANCE WITH SECTION 16(A)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               Section 16(a) of the Securities Exchange Act of 1934 requires Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Registrant with copies of all Section 16(a) forms they file.

               Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that, during the fiscal year ended June 30, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11. EXECUTIVE COMPENSATION
-------------------------------

               The following table sets forth certain information with respect to the Company's Chief Executive Officer and each of the Directors or Executive Officers of the Company and its subsidiaries as to whom aggregate cash and cash equivalent forms of remuneration during the fiscal year ended June 30, 1999 exceeded $100,000. All remuneration described in the table was paid by the Company.

               Name and Principal Position                             Summary Compensation Table
               ---------------------------                             --------------------------
                                                                     Salary         Bonus      Other (1)
                                                                     ------         -----      ---------
               Charles P. Covino (2)                    1999        $186,123      $273,643       $4,276
                 Chairman, Board of Directors           1998        $179,255      $292,614*      $3,031
                 and Chief Executive Officer            1997        $179,255      $352,122*      $3,591

               Candida C. Aversenti                     1999        $158,112      $  70,551      $7,347
                 President and                          1998        $152,256      $  77,090      $7,427
                 Chief Operating Officer                1997        $152,549      $  87,598      $7,099

               Edmund Aversenti, Jr. (3)                1999        $145,394      $  70,551      $3,210
                 Vice President, Secretary and          1998        $109,996      $  77,090      $5,495
                 Corporate Director of Operations       1997        $104,615      $  87,598      $3,540

*Includes royalty payments of $112,509, $114,527, and $141,105 respectively.

(1) Includes disability insurance premiums, life insurance premiums, and a company automobile.

(2) Does not include the Company's obligation to provide a nonqualified retirement pension plan to its chief executive officer, Dr. Charles P. Covino, which provides a monthly benefit dependent on date of retirement and is payable for a period of fifteen years to the officer or to his wife in the event of his death. The total accrued deferred compensation up to and including the fiscal year ended June 30, 1999 amounted to $1,242,000.

(3) Does not include the Company's obligation to fund deferred compensation contracts based on 10% of annual compensation. The total accrued deferred compensation up to and including the fiscal year ended June 30, 1999 amounted to $150,002 for Candida C. Aversenti and $111,200 for Edmund V. Aversenti, Jr.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

               The following table sets forth, as of June 30, 1999, information as to the shares of Common Stock of the Company owned by each director and by all directors and executive officers of the Company as a group.

                           DIRECTORS AND EXECUTIVE OFFICERS

                                                       Amount and Nature
                                                        of Beneficial       Percent
Name                                                     Interest (1)       of Class
----                                                     ------------       --------
S. Thomas Aitken (2) ..............................          46,080            .98%
Walter Alina(6) ...................................          16,000            .34%
Edmund V. Aversenti, Jr. (5) ......................         977,681          20.71%
Candida C. Aversenti (3) ..........................         977,681          20.71%
Charles P. Covino (4) .............................       2,125,510          45.02%
Harold F. Levin (7) ...............................           2,898            .06%
Edward A. Partenope, Jr ...........................           4,000            .08%
James H. Wallwork .................................           1,000            .02%
All current directors, and executive officers
as a group (8 persons) ............................       3,173,169          67.22%

(1) Unless otherwise indicated, each such beneficial owner holds the sole voting and investment power over the shares beneficially owned.

(2) S. Thomas Aitken owns 19,800 shares in joint tenancy with his former wife, included herein.

(3) Includes 58,681 shares owned of record or beneficially by Edmund V. Aversenti, Jr., Ms. Aversenti's spouse. Also includes 285,600 shares held by Ms. Aversenti for the benefit of her children. Ms. Aversenti disclaims any beneficial interest in these shares.

(4) Includes 513,188 shares held beneficially or of record by Mr. Covino's spouse and 287,661 shares held by trusts of which Mr. Covino is the trustee.

(5) Includes 919,000 shares held of record or beneficially by Candida Aversenti, Mr. Aversenti's spouse, and 8,681 shares held by Mr. Aversenti for the benefit of his children. Ms. Aversenti disclaims any beneficial interest in these shares.

(6)  Walter Alina owns these shares in trust with his wife.

(7) Harold F. Levin disclaims any interest in shares held by his daughter, daughter-in-law and granddaughters.


                            CERTAIN BENEFICIAL OWNERS

               The following table sets forth information as of June 30, 1999, with respect to any person (including any "group") as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), who is known to management of the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

                                    Number of Shares           Percent
Name                                Beneficially Owned      of Ownership
----                                ------------------      ------------

Sylvia A. Covino                          2,125,510(1)           45.02%

(1) Includes 1,612,322 shares held beneficially or of record by Mr. Charles P. Covino, Ms. Covino's spouse. Ms. Covino disclaims any beneficial ownership interest in these shares.

               Charles P. Covino, Sylvia A. Covino, Candida C. Aversenti and Edmund V. Aversenti, Jr. own or control 3,103,191 shares or 65.7% of the outstanding 4,720,846 shares of the Company. Although each disclaims any beneficial interest in the shares held by the others, they will continue to be able to exercise substantial control over the affairs of the Company and may be deemed "parents" of the Company as such term is defined in the Rules and Regulations under the Securities Act of 1933.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

               Edward A. Partenope, Jr., Director was paid $46,403 during fiscal year 1999 for management and consulting services to the Company.


                                     PART IV
                                     -------


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)            The following documents are filed as a part of this Report.

(1) Financial Statements: The following Consolidated Financial Statements of General Magnaplate Corporation and Report of Independent Auditors are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statement Schedules of General Magnaplate Corporation:

                         Consolidated Balance Sheet - June 30, 1999 and 1998

                         Consolidated Statement of Income - Fiscal Years Ended June 30, 1999, 1998 and 1997

                         Consolidated   Statement  of  Shareholders'   Equity  -
                         Three-Year Period Ended June 30, 1999

                         Consolidated Statement of Cash Flows - Fiscal Years Ended June 30, 1999, 1998 and 1997

                         Notes to Consolidated Financial Statements

                         Report of Independent Auditors


                             Consent of Independent Auditors

(2) Financial Statement Schedules: The following financial statement schedule of General Magnaplate Corporation for the fiscal years ended June 30, 1999, 1998 and 1997 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of General Magnaplate Corporation.

               Schedule VIII Valuation and Qualifying Accounts

(3) Exhibits: The Exhibits listed below are immediately following the financial statement schedule and are filed as part of this Report.

                 Exhibit No.                              Description

                     1                                List of Subsidiaries

(b) Reports on Form 8-K: No reports were filed by the Company during the period ended June 30, 1999.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GENERAL MAGNAPLATE CORPORATION
                                  (Registrant)


By:                          /s/Charles P. Covino
                             --------------------
                                Charles P. Covino
                          Chairman, Board of Directors
                          (Principal Financial Officer)

                               September 28, 1999
                               ------------------
                                      (Date)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                          /s/Candida C. Aversenti
                           -----------------------
                              Candida C. Aversenti
                           CEO President and Director

                               September 28, 1999
                               ------------------
                                     (Date)


                         /s/Edward A. Partenope, Jr.
                         ---------------------------
                            Edward A. Partenope, Jr.
                                    Director

                                September 28, 1999
                               ------------------
                                    (Date)


                              /s/Susan E. Neri
                              ----------------
                                 Susan E. Neri
                            Assistant Vice President
                        and Principal Accounting Officer

                               September 28, 1999
                               ------------------
                                     (Date)

                         /s/Edmund V. Aversenti, Jr.
                         ---------------------------
                            Edmund V. Aversenti, Jr.
                           COO, Secretary and Director

                               September 28, 1999
                               ------------------
                                     (Date)

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                        CONSOLDATED FINANCIAL STATEMENTS


                               FISCAL YEARS ENDED
                          JUNE 30, 1999, 1998, AND 1997

Mauriello, Franklin,&  LoBrace
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS                  45 Springfield Avenue
                                              Springfield, New Jersey 07081
                                              (973) 379-5400, FAX (973) 379-3696





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Board of Directors and Stockholders of
    General Magnaplate Corporation:

               We have audited the accompanying consolidated balance sheets of General Magnaplate Corporation and Wholly-Owned Subsidiaries as of June 30, 1999 and June 30, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and Wholly-Owned Subsidiaries at June 30, 1999 and June 30, 1998 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ Mauriello, Franklin & LoBrace, P.C.
                                         ---------------------------------------
                                             Mauriello, Franklin & LoBrace, P.C.


August 9, 1999

                          GENERAL MAGNAPLATE CORPORATION
                                        AND
                             WHOLLY-OWNED SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1999 AND 1998





         ASSETS                                            1999            1998
         ------                                            ----            ----
Current assets:
  Cash and cash equivalents ......................     $   706,187     $ 1,301,317
  Marketable securities (Note 1) .................       3,914,486       3,136,420
  Accounts receivable--trade, net of
    allowance for doubtful accounts of
    $108,000 (June 30, 1998-$93,000) .............       1,258,263       1,326,070
  Inventories (Note 1) ...........................         363,067         355,285
  Prepaid expenses ...............................         140,157         190,817
  Other current assets ...........................         173,870         169,229
                                                       -----------     -----------

      Total current assets .......................     $ 6,556,030     $ 6,479,138

Property, plant, and equipment, at
  cost, net of accumulated
  depreciation (Notes 1 and 2) ...................       6,175,325       6,331,313

Cash surrender value of officers' life
  insurance ......................................       1,003,288         874,811

Note receivable-officer (Note 8) .................             -0-         490,686

Note receivable-related party partnership (Note 8)             -0-         195,000

Other assets (Note 3) ............................         767,030         609,453
                                                       -----------     -----------

    Total assets .................................     $14,501,673     $14,980,401
                                                       ===========     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                GENERAL MAGNAPLATE CORPORATION
                                              AND
                                   WHOLLY-OWNED SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1999 AND 1998

LIABILITIES AND STOCKHOLDERS' EQUITY                                 1999              1998
------------------------------------                            ------------      ------------
Current liabilities:
  Current maturity of long-term debt ......................     $     29,736      $     29,841
  Accounts payable ........................................          171,111           434,915
  Accrued liabilities (Note 6) ............................          340,100           426,234
  Corporate income taxes payable ..........................           62,960            40,743
                                                                ------------      ------------

    Total current liabilities .............................     $    603,907      $    931,733
                                                                ------------      ------------
Long-term liabilities:
 Accrued deferred compensation (Note 7) ...................     $  1,503,202      $  1,319,864
 Long-term debt (Note 4) ..................................          318,421           412,800
 Rent security deposit ....................................            9,193             9,193
                                                                ------------      ------------

    Total long-term liabilities ...........................     $  1,830,816      $  1,741,857
                                                                ------------      ------------

    Total liabilities .....................................     $  2,434,723      $  2,673,590
                                                                ------------      ------------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock--no par value
    Authorized--20,000,000 shares (1998 - 5,000,000 shares)
    Issued--4,918,794 shares of which 197,948 and 11,000
     shares are held as treasury stock ....................     $    223,180      $    223,180
  Retained earnings .......................................       13,066,205        12,338,744
  Accumulated other comprehensive loss (Note 1) ...........         (173,885)         (189,388)
                                                                ------------      ------------

                                                                $ 13,115,500      $ 12,372,536
  Less--cost of treasury stock ............................       (1,048,550)          (65,725)
                                                                ------------      ------------

     Total stockholders' equity ...........................     $ 12,066,950      $ 12,306,811
                                                                ------------      ------------

    Total liabilities and stockholders' equity ............     $ 14,501,673      $ 14,980,401
                                                                ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            GENERAL MAGNAPLATE CORPORATION
                                         AND
                              WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                      YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                            1999            1998            1997
                                            ----            ----            ----
Gross revenue:
  Sales ............................     $10,453,071     $10,863,372     $10,564,302
  Royalty and license income .......         337,528         343,581         423,313
  Investment and other
    income, net (Note 1) ...........         693,877         513,378         466,043
                                         -----------     -----------     -----------

                                         $11,484,476     $11,720,331     $11,453,658
                                         -----------     -----------     -----------

Costs and expenses:
  Cost of sales ....................     $ 5,015,361     $ 4,719,897     $ 4,418,248
  Selling and administration .......       3,829,047       4,061,832       3,900,080
  Depreciation and amortization ....         667,557         648,121         601,389
  Interest .........................          30,556          58,071             234
                                         -----------     -----------     -----------

                                         $ 9,542,521     $ 9,487,921     $ 8,919,951
                                         -----------     -----------     -----------

Income before corporate income taxes     $ 1,941,955     $ 2,232,410     $ 2,533,707

Corporate income taxes
  (Notes 1 and 5) ..................         683,750         757,450         839,020
                                         -----------     -----------     -----------

Net income .........................     $ 1,258,205     $ 1,474,960     $ 1,694,687
                                         ===========     ===========     ===========


Earnings per share (Note 1) ........     $       .26     $       .30     $       .33
                                         ===========     ===========     ===========

Weighted average shares
  outstanding ......................       4,803,495       4,913,635       5,089,124
                                         ===========     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             GENERAL MAGNAPLATE CORPORATION
                                                           AND
                                                WHOLLY-OWNED SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        YEARS ENDED JUNE 30, 1997, 1998, AND 1999

                                                                                         Accumulated
                                                                                            Other
                                         Common         Retained        Comprehensive      Treasury
                                         Stock          Earnings            Loss            Stock               Total
                                       ---------     ------------      ------------      ------------       ------------
Balance, July 1, 1996 .............     $223,180     $ 11,178,589      $   (121,337)     $          0       $ 11,280,432

Comprehensive income:
  Net income for year ended
   June 30, 1997 ..................            0        1,694,687                 0                 0          1,694,687
  Foreign exchange transaction
    adjustment ....................            0                0           (15,622)                0            (15,622)
                                                                                                            ------------
    Total comprehensive income ....                                                                         $  1,679,065
Dividends paid ($.065 per share) ..            0         (335,604)                0                 0           (335,604)
Acquisition and retirement of
   350,800 shares of treasury stock            0       (1,172,409)                0                 0         (1,172,409)
                                       ---------     ------------      ------------      ------------       ------------

Balance, June 30, 1997 ............     $223,180     $ 11,365,263      $   (136,959)     $          0       $ 11,451,484
Comprehensive income:
  Net income for year ended
    June 30, 1998 .................            0        1,474,960                 0                 0          1,474,960
  Foreign currency translation
   adjustment .....................            0                0           (52,429)                0            (52,429)
                                                                                                            ------------
   Total comprehensive income .....                                                                         $  1,422,531
Dividends paid ($.10 per share) ...            0         (491,579)                0                 0           (491,579)
Acquisition of 15,000 shares of
   treasury stock .................            0                0                 0           (91,625)           (91,625)
Issuance of 4,000 shares of
   treasury stock as employee
   compensation ...................            0           (9,900)                0            25,900             16,000
                                       ---------     ------------      ------------      ------------       ------------

Balance, June 30, 1998 ............  $    223,180     $12,338,744       $  (189,388)   $      (65,725)      $ 12,306,811

Comprehensive income:
  Net income for year ended
    June 30, 1999 .................            0        1,258,205                 0                 0          1,258,205
  Foreign currency translation
    adjustment ....................            0                0            15,503                 0             15,503
                                                                                                            ------------
    Total comprehensive income ....                                                                         $  1,273,708
Dividends paid ($.11 per share) ...            0         (530,744)                0                 0           (530,744)
Acquisition of 186,948 shares of
    treasury stock ................            0                0                 0          (982,825)         (982,825)
                                      ----------      -----------       -----------    --------------       ------------

Balance, June 30, 1999 ............   $  223,180      $13,066,205       $  (173,885)     $ (1,048,550)     $ 12,066,950
                                      ==========      ===========       ===========    ==============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     PAGE 5

                                             GENERAL MAGNAPLATE CORPORATION
                                                           AND
                                                WHOLLY-OWNED SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        YEARS ENDED JUNE 30, 1999, 1998, AND 1997


CASH FLOWS FROM OPERATING ACTIVITIES:                                       1999              1998              1997
                                                                            ----              ----              ----
  Net income .....................................................      $ 1,258,205       $ 1,474,960       $ 1,694,687
                                                                        -----------       -----------       -----------
    Adjustments to reconcile net income to net cash
      provided  by  operating
   activities:
    Depreciation and amortization ................................      $   667,557       $   648,121       $   601,389
    Provision for losses on accounts receivable ..................           75,044            21,956            14,374
    Realized and unrealized gains from marketable securities .....          (33,884)          (29,183)          (31,915)
    Loss (gain) on disposal of property and equipment ............          (15,100)           42,948              --
    Deferred taxes ...............................................          (83,625)          (52,443)          (47,966)
    Compensation issued in treasury shares .......................             --              16,000              --
    Deferred compensation ........................................          151,744           152,216           149,340
    Foreign currency translation adjustment ......................           15,503           (52,429)          (15,622)
    Change in operating assets and liabilities:
     Marketable securities .......................................         (744,182)         (231,461)        1,348,560
     Accounts receivable .........................................           (7,237)           78,445          (186,000)
     Inventories .................................................           (7,782)          (52,197)          (30,015)
     Other current assets ........................................           11,954            13,339           (13,979)
     Accounts payable and accrued liabilities ....................         (349,938)          116,637          (252,504)
     Corporate income taxes ......................................           54,358          (125,358)           63,400
     Rent security deposit .......................................             --                --               1,316
                                                                        -----------       -----------       -----------
         Total adjustments .......................................      $  (265,588)      $   546,591       $ 1,600,378
                                                                        -----------       -----------       -----------
    Net cash provided by operating activities ....................      $   992,617       $ 2,021,551       $ 3,295,065
                                                                        -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable-officer ........................................      $      --         $       --       $   (550,000)
  Collection-note receivable-related party partnership ...........          195,000            40,000              --
  Installment collections-note receivable-officer ................          257,393            39,274             5,005
  Additions to property, plant, and equipment ....................         (496,067)       (1,653,940)         (506,565)
  Proceeds from sale of equipment ................................           17,100              --                --
  Additions to deferred compensation contracts ...................          (32,823)          (43,751)          (47,160)
  Additions to patents and trademarks ............................          (40,148)          (50,666)          (64,092)
  Additions to cash surrender  value-life insurance ..............         (128,477)         (122,663)          (87,986)
                                                                        -----------       -----------       -----------
    Net cash used in investing activities ........................      $  (228,022)      $(1,791,746)      $(1,250,798)
                                                                        -----------       -----------       -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     PAGE 6

                                   GENERAL MAGNAPLATE CORPORATION
                                                 AND
                                      WHOLLY-OWNED SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30, 1999 1998, AND 1997

                                                          1999            1998            1997
                                                          ----            ----            ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage financing costs paid ................     $      --        $    (4,749)     $      --
  Proceeds from long-term debt .................            --            457,925             --
  Principal payments on long-term debt .........         (94,484)         (15,284)            --
  Acquisition of treasury stock ................        (734,497)         (91,625)      (1,172,409)
  Dividends paid ...............................        (530,744)        (491,579)        (335,604)
                                                     -----------     ------------      -----------

    Net cash used in financing activities ......     $(1,359,725)     $  (145,312)     $(1,508,013)
                                                     -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents     $  (595,130)     $    84,493      $   536,254
Cash and cash equivalents, beginning of year ...       1,301,317        1,216,824          680,570
                                                     -----------      -----------      -----------
Cash and cash equivalents, end of year .........     $   706,187      $ 1,301,317      $ 1,216,824
                                                     ===========      ===========      ===========

Supplementary cash flow data:
  Interest paid ................................     $    30,556      $    58,071      $       234
  Income taxes paid ............................     $   713,017      $   935,251      $   823,586

Non-cash financing transaction:
  Collection of note receivable-officer in form
    of 34,748 shares of the Company's common
    stock held as treasury shares ..............     $   248,328      $         0      $         0


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

Nature of Business

               The Company provides synergistic coatings and other related services to commercial customers' products from five plants located in the United States and Canada. In addition it has licensed its patented and proprietary processes to foreign licensees.

Marketable Securities
---------------------

               All marketable securities are considered trading securities and are valued at fair market value in accordance with FASB No. 115. Realized and unrealized gains and losses are reported in current period income. Net unrealized holding gains (losses) on trading securities of $33,884, $29,183, and $31,915, were reported for the years 1999, 1998, and 1997, respectively. Market value exceeded cost by $94,604 and $60,719 at June 30, 1999 and 1998 respectively.

Inventories
-----------

               Inventories   consist  principally  of  industrial  supplies  and
coating solutions which are valued at the lower of FIFO cost or market and are included in Cost of Sales.

Depreciation and Amortization
-----------------------------

               Property, plant and equipment are stated at cost and depreciation is provided principally on a straight line basis using estimated service lives of 5 years for transportation equipment, 5-10 years for factory machinery and office equipment, and 10-39 years for buildings and building improvements. Expenditures for renewals and betterments are capitalized. Items of identifiable property which are sold, retired, or otherwise disposed of are removed from the asset accounts, and any gains or losses thereon are reflected in income.

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

Foreign Currency Translation Adjustment
---------------------------------------

               Assets and liabilities of the subsidiary operating in Canada are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the Accumulated Other Comprehensive Loss component of shareholders' equity, while gains and losses resulting from foreign currency transactions are generally included in income.

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

Reclassifications
-----------------

               Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2--Property, Plant and Equipment
-------------------------------------

Property, plant and equipment are as follows:

                                                             June 30,
                                                 -------------------------------
                                                     1999                 1998
                                                 -----------         -----------
Land ...................................         $ 1,027,234         $ 1,030,025
Buildings ..............................           3,676,245           3,677,341
Building improvements ..................           3,778,226           3,670,396
Factory machinery ......................           4,309,406           3,995,672
Office equipment .......................             694,328             674,261
Transportation equipment ...............             319,400             309,251
                                                 -----------         -----------

Total ..................................         $13,804,839         $13,356,946
Less--accumulated depreciation .........           7,629,514           7,025,633
                                                 -----------         -----------

Net ....................................         $ 6,175,325         $ 6,331,313
                                                 ===========         ===========

Note 3--Other Assets

               Other assets are as follows:


                                                            June 30,
Patents and trademarks, at cost, net of
  accumulated  amortization of $130,435
  and $113,241 ............................       $ 143,879            $ 120,925
Deferred income taxes .....................         369,001              298,463
Deferred compensation costs ...............         249,815              185,398
Mortgage financing costs ..................           4,335                4,667
                                                  ---------            ---------

                                                  $ 767,030            $ 609,453
                                                  =========            =========

Note 4--Long-Term Debt
----------------------

               The Company borrowed $457,925 from Business Development Bank of Canada on March 31, 1998 payable in equal monthly principal installments of $2,478 together with interest of 7.6% per annum commencing June 23, 1998 with the final payment due April 23, 2013. The note is secured by a first mortgage on real estate owned in Ajax, Ontario.

               Current maturities of the debt for the five years ended June 30, 2004 are as follows: 2000 - $29,736; 2001 - $29,736; 2002 - $29,736; 2003 -
$29,736; and 2004 - $29,736.

                          GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5--Corporate Income Taxes

Components of corporate income tax expense are as follows:

                                                Years Ended June 30,
                                -----------------------------------------------
                                   1999               1998               1997
                                   ----               ----               ----
Current:
  Federal .............         $ 658,863          $ 700,469          $ 770,806
  State ...............           108,512            109,424            116,180
  Foreign .............                 0                  0                  0
                                ---------          ---------          ---------
                                $ 767,375          $ 809,893          $ 886,986
                                ---------          ---------          ---------
Deferred:
  Federal .............         $ (65,970)         $ (39,842)         $ (36,992)
  State ...............           (17,655)           (12,601)           (10,974)
  Foreign .............                 0                  0                  0
                                ---------          ---------          ---------
                                $ (83,625)         $ (52,443)         $ (47,966)
                                ---------          ---------          ---------

Total .................         $ 683,750          $ 757,450          $ 839,020
                                =========          =========          =========

               A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax is as follows:

                                                            Years Ended June 30,
                                                 -----------------------------------------
                                                   1999            1998            1997
                                                   ----            ----            ----
Based on U.S. statutory federal tax
  rate of 34% ..............................     $ 660,265       $ 759,019       $ 846,840
Increase (decrease) in taxes resulting from:
  State taxes, net of federal tax benefit ..        59,966          66,903          69,436
  Foreign loss (income) ....................        14,116          13,472         (30,472)
  Realized investment losses (income) ......             0         (29,000)        (13,951)
  Non-taxable income .......................       (53,875)        (49,366)        (31,027)
  Other ....................................         3,278          (3,578)         (1,806)
                                                 ---------       ---------       ---------

         Total .............................     $ 683,750       $ 757,450       $ 839,020
                                                 =========       =========       =========

Effective tax rate .........................          35.2%           33.9%           33.1%

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5--Corporate Income Taxes (Continued)
------------------------------------------

               The Canadian subsidiary has available an unused tax benefit of $76,588 in the form of operating loss carryforwards of approximately U.S. $161,000 to reduce future Canadian taxable income. These carryforwards principally expire in 2002 and 2006. The tax benefit has been substantially utilized in the calculation of deferred taxes.


               Components of deferred tax assets (liabilities) are as follows:

                                                        June 30,
                                                 ------------------------
               Operating loss carryforwards      $  94,205      $  43,900
               Deferred compensation               625,332        546,550
               Bad debts and vacation pay           51,467         38,380
               Depreciation and amortization      (269,933)      (186,450)
               Unrealized investment income        (62,986)       (17,737)
                                                 ---------      ---------
                                                 $ 438,085      $ 424,643
               Valuation allowance                  17,617         87,800
                                                 --------       ---------

                                                 $ 420,468      $ 336,843
                                                 =========      =========
               Reported as:
               Other current assets              $  51,467      $  38,380
               Other assets                        369,001        298,463
                                                 ---------      ---------
                                                 $ 420,468      $ 336,843
                                                 =========      =========

Note 6--Accrued Liabilities
---------------------------

               Accrued liabilities are as follows:

                                                                          June 30,
                                                                 ------------------------
                                                                    1999           1998
                                                                    ----           ----

               Compensation                                      $ 220,020      $ 347,184
               Payroll, sales, and property taxes                  108,310         29,168
               401-k plan contribution                               5,522         20,040
               Environmental and other costs                         6,248         29,842
                                                                 ---------      ---------

                                                                 $ 340,100      $ 426,234
                                                                 =========      =========

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7--Employee Benefits
-------------------------

               The Company maintains a 401(k) savings plan which covers all U.S. employees. The Company matches 50% of voluntary pre-tax employee participant contributions not to exceed 2% of compensation as well as providing discretionary contributions based on compensation for all employees. Employer discretionary contributions, which are forfeited due to employee termination prior to the full seven year vesting period, revert back to the Company. There were no significant changes in the plan in the current year. Total expense under the plan was $56,007 in 1999, $45,356 in 1998, and $39,791 in 1997.

               Pursuant to employment contracts and letter agreements with officers and key employees, the Company maintains non-qualified incentive compensation plans which are based on the realization of sales, pre-tax income and royalty income. Total expense under these plans was $428,726 in 1999, $520,465 in 1998, and $594,397 in 1997.

               The Company is obligated to provide a non-qualified retirement pension to its chief executive officer. Such obligation provides a monthly benefit of $7,100 and is payable for a period of fifteen years to the officer, or to his wife in the event of his death. The Company is accruing the obligation over the active term of employment of the officer. The Company is also accruing and funding deferred compensation contracts with two other officers based on 10% of annual compensation. Total expense under these three obligations was $151,744 in 1999, $152,216 in 1998, and $149,340 in 1997.

Note 8--Related Party Transactions
----------------------------------

               The Company engaged in the following related party transactions:

                                                            Year Ended June 30,
                                                        -----------------------------
                                                          1999        1998      1997
                                                          ----        ----      ----
           Was   charged    computer    consulting
           services by an outside  director of the
           Company;                                     $46,403     $56,369   $52,686

           Accrued  interest income on an original
           installment  note receivable dated June
           30, 1996 of $235,000 due from a limited
           partnership controlled by a stockholder
           of the Company.  The note is secured by
           a  deed  of  trust  on the  Texas  real
           estate  and shall be  collected  in (5)
           equal annual principal  installments of
           $47,000  plus  interest  of  6.83%  per
           annum  commencing July 1, 1999 with the
           final  amount  due  July 1,  2003.  The
           partnership prepaid a principal payment
           of  $40,000  on June 30,  1998 and paid
           off the  balance of $195,000 on January
           4, 1999.                                     $  6,660     $16,050     $16,050



                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Related Party Transactions (Continued)
----------------------------------------------

                                                            Year Ended June 30,
                                                        -----------------------------
                                                          1999        1998      1997
                                                          ----        ----      ----
           Charged  interest  income on a mortgage
           note receivable  dated December 6, 1996
           of  $550,000  from its chief  executive
           officer.  The note was being  collected
           in (34) equal monthly  installments  of
           $3,814 which includes interest of 6.16%
           per annum  commencing  February 1, 1997
           with  the  final   balloon   collection
           payment of $512,124  due  December  16,
           1999.   The   outstanding    receivable
           balance of $495,801  was  collected  in
           full on  February  12,  1999  of  which
           $247,473  was cash and  $248,328 was in
           the  form  of  34,748   shares  of  the
           Company's common stock.                      $20,591     $32,707   $14,066


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

Note 10--Commitments and Contingencies
--------------------------------------

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

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10--Commitments and Contingencies (Continued)
--------------------------------------------------

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

Lease Commitment
----------------

               The Company leases warehouse space in its New Jersey facility to a tenant under an operating lease expiring December 31, 1999. Minimum future rentals to be received on the lease as of June 30, 1999 are as follows: 1999-00
- $60,844.

Note 11--Advertising
--------------------

               The Company expenses the cost of advertising as incurred, except for direct-response advertising comprised of magazine ads and sales brochures which are capitalized and amortized over their expected period of future benefit.

               Advertising materials of $56,885 and $68,264 were reported as assets at June 30, 1999 and 1998 respectively. Advertising expense was reported of $336,000, $358,000, and $335,000 for 1999, 1998, and 1997 respectively.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12--Segment Reporting (In $000's)
--------------------------------------

               The Company adopted FASB Statement No 131, "Disclosures about Segments of a Business Enterprise and Related Information" effective with the year ended June 30, 1999. This standard requires companies to disclose selected financial data by operating segment.

               The Company operates in two business segments: 1) the application of synergistic coatings and other related services to customer products and 2) investment in marketable securities.

                              Coatings and Related Services
                            ---------------------------------
                              U.S.      Foreign       Total      Investments   Consolidated
                              ----      -------       -----      -----------   ------------

Revenues:
1999                        $ 9,646      $ 1,388      $11,034      $   486      b) $11,485
1998                         10,270        1,184       11,454          297      b)  11,720
1997                          9,996        1,216       11,212          276      b)  11,454

Costs and expenses:
1999                        $ 8,482      $ 1,054    a)$ 9,536      $    41      b) $ 9,542
1998                          8,561          920    a)  9,481           38      b)   9,488
1997                          8,157          755    a)  8,912           42      b)   8,920

Net operating income:
1999                        $ 1,164      $   334      $ 1,498      $   444         $ 1,942
1998                          1,708          264        1,972          260           2,232
1997                          1,838          462        2,300          234           2,534

Total assets at year-end:
1999                        $ 8,637      $ 1,608      $10,245      $ 4,257         $14,502
1998                         10,246        1,336       10,582        3,398          14,980
1997                          9,950          402       10,352        3,161          13,513


a)  Includes 100% of depreciation and interest expense
b) Net of intercompany investment management fees for 1999, 1998, and 1997 of $35, $31, and $34 respectively.

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13--Quarterly Financial Data (Unaudited)
---------------------------------------------

               Summarized quarterly financial data for the years ended June 30, 1999 and 1998 is as follows:

Year Ended June 30, 1999:
-------------------------
                                                                   Quarter Ended
                                              --------------------------------------------------------
                                              Sept. 30        Dec. 31         March 31        June 30
                                              --------        -------         --------        -------
          Gross revenue                       $2,656,792    $3,137,045       $2,810,826     $2,879,813
               Gross profit                    1,327,776     1,380,634        1,390,358      1,338,942
               Net income                        174,955       401,023          311,594        370,633

               Earnings per share             $      .04    $      .08       $      .07     $      .08
Year Ended June 30, 1998:
-------------------------
                                                                   Quarter Ended
                                              --------------------------------------------------------
                                              Sept. 30        Dec. 31         March 31        June 30
                                              --------        -------         --------        -------

          Gross revenue                       $2,895,501    $2,961,995        $2,893,094    $2,969,741
               Gross profit                    1,504,646     1,580,004         1,449,062     1,609,763
               Net income                        345,013       382,658           295,367       451,922

               Earnings per share             $      .07    $      .08        $      .06    $      .09

                                     PAGE 17

                         GENERAL MAGNAPLATE CORPORATION
                                       AND
                            WHOLLY-OWNED SUBSIDIARIES


Schedule VIII--Valuation and Qualifying Accounts
------------------------------------------------

  Column A                                  Column B                 Column C            Column D           Column E
  --------                                  ----------               ----------          ----------         --------
                                            Balance At               Charged To                             Balance At
                                            Beginning                Costs and               (A)              End Of
  Classification                             Of Year                 Expenses            Deductions            Year
  --------------                             -------                 --------            ----------            ----
Year ended June 30, 1999:

    Allowance for doubtful accounts         $  93,000                $   75,044           $ 60,044          $108,000
    Accumulated amortization:
       Patents                                113,241                    17,194                 --           130,435

Year ended June 30, 1998:

    Allowance for doubtful accounts         $ 116,000                $   21,956            $ 44,956        $  93,000
    Accumulated amortization:
       Patents                                100,481                    12,760                  --          113,241


Year ended June 30, 1997:

    Allowance for doubtful accounts         $137,000                 $   14,375            $ 35,375         $116,000
    Accumulated amortization:
      Patents                                 82,388                     18,039                 --           100,481



(A) Write-offs, net of recoveries

Mauriello, Franklin,&  LoBrace
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS                  45 Springfield Avenue
                                              Springfield, New Jersey 07081
                                              (973) 379-5400, FAX (973) 379-3696




                         CONSENT OF INDEPENDENT AUDITORS
                         -------------------------------


We consent to the incorporation by reference in this Annual Report (Form 10-K) of General Magnaplate Corporation and Wholly-Owned Subsidiaries of our report dated August 9, 1999, included in the 1998 Annual Report to Shareholders of General Magnaplate Corporation and Wholly-Owned Subsidiaries.

Our audits also included the financial statement schedule of General Magnaplate Corporation and Wholly- Owned Subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                         /s/MAURIELLO, FRANKLIN, & LoBRACE, P.C.
                                         ---------------------------------------
                                            MAURIELLO, FRANKLIN, & LoBRACE, P.C.


Springfield, New Jersey
August 10, 1999

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